Form 10-K405
period 2000-08-31
MCMS INC /DE/
filed 2000-11-16
CIK 1124073

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       August 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No.                 333-50981

                                   MCMS, INC.

             (Exact name of registrant as specified in its charter)

                           Delaware                                              82-0480109
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

               83 Great Oaks Boulevard, San Jose, California 95119

               (Address of principal executive offices, Zip Code)



                                  (408)284-3500

              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

There is no established public trading market for any class of the Company's common equity.

The number of shares outstanding of each of the issuer's classes of common stock on October 30, 2000 was as follows:

Class A Common Stock:                 3,322,990
Class B Common Stock:                   863,823
Class C Common Stock:                   874,999

PART I

ITEM 1.     BUSINESS

         The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. Our actual results could differ materially from our historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially are included, but are not limited to, those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

OVERVIEW

         We are a global leading provider of advanced electronics manufacturing services to original equipment manufacturers who primarily serve the data communications, telecommunications, and computer/memory module industries. We target customers that are technology leaders in rapidly growing markets, such as Internet infrastructure, wireless communications and optical networking, that have complex manufacturing services requirements and that seek to form long-term relationships with their electronics manufacturing services providers. We offer a broad range of electronics manufacturing services, including:

-        pre-production engineering and product design support,

-        prototyping;

-        supply chain management;

-        manufacturing and testing of printed circuit board assemblies;

-        full system assembly;

-        end-order fulfillment; and

-        after sales product support.

         We deliver this broad range of services through six strategically located facilities in the United States, Mexico, Asia and Europe. We have long-standing relationships with networking and telecommunications industry leaders and have recently established relationships with several companies in the emerging areas of wireless communications and optical networking.

OUR SERVICES

         We are a provider of manufacturing solutions for leading technology original equipment manufacturers in the data communications, telecommunications and computer/memory module industries, particularly in the Internet infrastructure, wireless communications and optical networking markets, that have complex manufacturing needs and that benefit from our full spectrum of electronics manufacturing services. Our full range of manufacturing services include:

         Pre-Production Engineering and Product Design Support. Our advanced engineering team works with original equipment manufacturers early in the product development cycle for new products. This work includes:

-        concurrent electrical design;

-        printed circuit board design;

-        component engineering;

-        design for manufacturing and logistics analysis;

-        design verification testing;

-        reliability testing and analysis;

-        product assurance; and

-        packaging design.

         Our pre-production engineering and product design support is used by our customers to reduce the overall product development time thereby speeding time to market, and to help lower the product cost.

         Prototyping. Our dedicated new product introduction teams provide comprehensive pre-production manufacturing services centered around fully automated, quick turnaround printed circuit board assembly. Additional services include prototype materials procurement, automated optical and X-ray inspection, flying probe testing and rework services. These services are provided with all of the systems and controls used for volume production, thereby assuring performance, quality and smooth scaling to production level quantities.

         Supply Chain Management. We utilize our fully integrated enterprise resource planning and supply chain management system to enable us to optimize materials management from supplier to end-customer. Effective management of the supply chain is critical to the success of original equipment manufacturers as it directly impacts the time required to deliver product to market and the capital requirements associated with carrying inventory.

         Manufacturing and Testing of Printed Circuit Board Assemblies. We use sophisticated technology in the assembly and testing of our printed circuit board assemblies, and have continually made significant investments in developing new assembly and test process techniques and improving product quality. These investments have helped to reduce and improve delivery time to customers. We work both independently of and in cooperation with customers and suppliers to develop leading assembly and test technologies.

         Full System Assembly. We provide full system assembly services, which entail our integrating a product's various sub-assemblies into a complete end product ready for customer use. These services require sophisticated logistics capabilities to rapidly procure components, assemble products, perform complex testing and distribute products to customers around the world. Our full system assembly services involve combining a wide range of sub-assemblies and employing advanced test techniques to various sub-assemblies and final end products.

         End-Order Fulfillment. We design and test packaging of products for bulk shipment or single end-customer use. We have a sophisticated integrated system for managing complex international order fulfillment, allowing us to ship worldwide and, in many cases, directly to the original equipment manufacturers' end-customers.

         After-Sales Product Support. We offer a wide range of after-sales support services. This support can be individualized to meet each customer's requirements and includes product upgrades, repair and engineering change management.

OUR MANUFACTURING TECHNOLOGIES

         Our technology expertise includes the following advanced areas:

- Advanced and Specialized Testing, which is used for wireless and optical assemblies, where in-circuit tests often cannot be used. Automated x-ray and optical inspection techniques are used to structurally examine the completed assembly. Wireless and optical products may also require functional and parametric testing utilizing specialized test instrumentation. This test instrumentation requires that specialized software be developed to allow these instruments to perform as necessary.

- Fiber Optic Cable Connectorization and Fusion Splicing, which is typically used to manufacture passive optical components such as optical couplers, splitters, filters and attenuators.

- Advanced Area Array, which includes ball grid arrays, column grid arrays and chip scale packages. Advanced area array enables the surface mount soldering of high-density integrated circuits to printed circuit boards in less space than fine pitch component alternatives. This method enables more interconnections in the same space than do less advanced techniques. Advanced area array components connect the integrated circuit board through an array of small solder balls or columns on the bottom side of the component package, instead of the fine leads of a fine pitch device on the periphery of the component package. Advanced area array components require fully automated assembly and soldering processes for assembly onto printed circuit boards. We maintain, and continue to develop, processes for current and next generation advanced area array components.

- Complex Board and System Level Functional Testing, which searches for defects by using external instrumentation to simulate the ultimate end-use functionality of a completed assembly.

         Our technology expertise also includes the following traditional areas:

- Surface Mount Technology, which involves soldering component leads to a circuit board that does not have any leads protruding through it or holes in it, which allows for the utilization of both sides of the circuit board.

- Fine Pitch, which is used in the soldering of components to a circuit board. The smaller spacing, or pitch, of component leads or patterns allows for higher board densities and smaller products.

- In-Circuit Test, which is an automated technique designed to electrically analyze printed circuit board assemblies for quality and completion to the bill of materials and schematic. In addition to identifying manufacturing related defects, in-circuit testing can functionally test individual components on the printed circuit board, as well as download software to programmable devices including flash memory and field programmable gate arrays.

- Stress Testing, which introduces adverse environmental conditions to detect potential failures of completed printed circuit boards.

OUR SEGMENT INFORMATION

         We operate in one industry segment, electronic manufacturing services. We serve the same and similar customers on a global basis and are viewed by management as a global provider of manufacturing services. We place primary importance on managing worldwide services to strategic customers. For further Segment information, see Note 16 of the Notes to Consolidated Financial Statements.

CUSTOMER CONCENTRATION

         A few of our major customers represent a significant percentage of our net sales. During fiscal years 2000, 1999 and 1998, sales to individual customers that exceeded 10% of our total net sales were:

                                          FISCAL YEAR ENDED
                      -----------------------------------------------------------------
CUSTOMERS             AUGUST 31, 2000     SEPTEMBER 2, 1999           SEPTEMBER 3, 1998
---------             ---------------     -----------------           -----------------
Cisco Systems               41%                  43%                         39%
Extreme Networks            12%                  --                          --
Fore Systems                --                   18%                         24%

         In fiscal year 2000, our ten largest customers accounted for 88% of net sales. Decreases in sales to, or margins with, these or any other key customers could have a material adverse effect on the business, financial condition and results of operations. During the fourth quarter of fiscal 1999, we and Fore Systems, now a subsidiary of Marconi PLC, reached a decision to reduce the scope of our relationship. During the third quarter of fiscal 2000, we substantially completed manufacturing services for Fore Systems. For further discussion on the risks associated with customer concentration and on the impact of the reduced Fore Systems relationship, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND MARKETING

         We use a direct sales force of senior sales professionals located in North America, Europe and Asia to market our broad array of electronics manufacturing services. We augment our North American direct sales force with a network of manufacturers sales representatives from twelve organizations. We organize our North American sales efforts on a regional basis, with each region managed by an experienced director of sales. Each director of sales is assisted by a director of engineering who participates in the technical sales process in all regions. Our senior management team participates heavily both in the initial customer sales process as well as in ongoing customer account management.

         Our sales and marketing professionals target original equipment manufacturers that require comprehensive outsourcing solutions in the data communications, telecommunications and computer/memory module industries in general, and in the Internet infrastructure, wireless communications and optical networking markets in particular. Within these target markets, we focus our sales efforts on securing programs with high growth potential from large established original equipment manufacturers and emerging electronics companies. We focus on developing close collaborative relationships with our customers early in the design phase and throughout the life cycle of a product. To facilitate these relationships, a customer team is formed to support each customer's needs throughout the outsourcing process. Each customer team is led by a business unit manager and consists of professionals from the procurement, engineering, manufacturing, testing and quality areas.

INTELLECTUAL PROPERTY

         Our intellectual property portfolio consists of patents, patent applications, trademarks, trade secrets and other proprietary information. We currently have 43 patents and 22 patent applications covering a range of manufacturing and test processes. "MCMS" and the MCMS logo are U.S. registered trademarks.

         Our patent portfolio, trade secrets and other proprietary information cover proprietary manufacturing processes that improve our ability to deliver high quality services in a timely and cost-effective manner. They include methodologies relating to, among other things, the soldering of components to printed circuit boards, the calibration and enhancement of assembly equipment, and the testing of printed circuit board assemblies and memory modules. When a new proprietary manufacturing process is implemented successfully for a given application at a manufacturing location, we endeavor to deploy its application across all manufacturing locations. Through our multi-disciplined engineering teams, we will continue to develop new manufacturing and testing processes to meet our customers' changing needs and requirements, improve efficiencies and reduce costs.

         To protect our proprietary rights, we rely largely upon a combination of patents, trade secret laws, non-disclosure agreements, our internal confidentiality procedures and employee confidentiality agreements. Although we take steps to protect our proprietary information and trade secrets, misappropriation may still occur. We believe that our proprietary manufacturing processes do not infringe on the proprietary rights of others.

EMPLOYEES

         As of August 31, 2000, we had 2,484 full-time employees. Given the variable nature of our project flow and the quick response time required by our customers, it is critical that we be able to quickly ramp-up and ramp-down our production capacities to maximize efficiency. We satisfy our varying labor requirements by employing a skilled temporary labor force as needed. Except for 239 employees located in Colfontaine, Belgium and Monterrey, Mexico, our employees are not unionized. We believe our employee relations are good, and we have not experienced any work stoppages at any of our facilities.

COMPETITION

         The electronics manufacturing services industry is intensely competitive and highly fragmented. Competition consists of numerous regional, national and international participants as well as, indirectly, the manufacturing operations of a large number of original equipment manufacturers who elect to perform their manufacturing internally rather than through an outside electronic manufacturing services provider. We compete directly with a number of electronics manufacturing services providers, including Celestica Inc., Flextronics International, Ltd., Jabil Circuit, Inc., SCI Systems, Inc., Sanmina Corporation and Solectron Corporation. To be competitive, we must provide technologically advanced manufacturing services, high quality products, flexible production schedules and reliable delivery of finished products on a timely and price competitive basis. Some of the large electronics manufacturing service providers with whom we compete have similar capabilities to those described above under the caption "Our Services." Many of our competitors have more geographically diversified manufacturing facilities, international procurement capabilities, research and development capabilities and sales and marketing resources. In addition, we may be at a competitive disadvantage because some of our competitors are less financially leveraged, resulting in, among other things, greater operational and financial flexibility.

BACKLOG

         Our backlog as of August 31, 2000 and September 2, 1999 was approximately $160.8 million and $112.4 million, respectively. Backlog consists of purchase orders received and that are expected to be filled, typically within three months. Because of variations in the timing of orders, quantities ordered, delivery intervals and customer and product mix, our backlog as of any particular date may not be representative of actual sales for any subsequent period. In addition, subject to conditions and limitations, customer orders can be canceled and volume levels can be changed or delayed. From time to time, some of our customers have terminated their manufacturing arrangements with us, while other customers have reduced or delayed the volume of design and manufacturing services performed by us. We may not be able to replace terminated programs, terminated relationships or canceled, delayed or reduced contracts with new business. Termination of a manufacturing relationship or changes, reductions or delays in orders could have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENTAL REGULATION

         Our operations are subject to federal, state and local regulatory requirements relating to environmental, waste management and health and safety measures relating to the use, release, storage, treatment, transportation, discharge, disposal and clean-up of hazardous substances and wastes, as well as practices and procedures applicable to the construction and operation of our plants. We do not regard our current costs of compliance as material, and we are not presently aware of any factors or circumstances that would cause us to incur significant costs or liabilities in the future related to environmental, health and safety law compliance.

ITEM 2.     PROPERTIES

         Our executive offices are located in San Jose, California. We have two other U.S. facilities located in Nampa, Idaho and Durham, North Carolina as well as facilities in Malaysia, Mexico and Belgium. Information about these facilities is set forth below:

                                            LEASED/OWNED
                                SQUARE       (EXPIRATION
LOCATION                         FEET.          DATE)                       PRINCIPAL USES
San Jose, California .......     16,000   Leased (3/1/07)    Executive offices, design, prototyping,
                                                             engineering

Nampa, Idaho ...............    216,000   Owned              Design, prototyping, engineering, printed
                                                             circuit board assembly & test, system
                                                             assembly & test, end order fulfillment

Durham, North Carolina .....    110,000   Leased (12/31/05)  Design, prototyping, engineering, printed circuit board assembly & test, system
                                                             assembly & test, end order fulfillment

Penang, Malaysia ...........    118,000   Leased (12/1/02)   Design, prototyping, engineering, printed
                                                             circuit board assembly & test, system
                                                             assembly & test, end order fulfillment

Monterrey, Mexico ..........    112,000   Leased (7/30/07)   Engineering, printed circuit board assembly &
                                                             test

Colfontaine, Belgium .......     91,500   Owned              Design, prototyping, engineering, printed
                                -------                      circuit board assembly & test, system
                                                             assembly & test


     Total .................    663,500
                                =======


         We believe our facilities are adequate for our operating needs. We anticipate that as our business grows, we will need to acquire, lease or build additional facilities.

ITEM 3.     LEGAL PROCEEDINGS

         From time to time, we are a party to various legal actions arising in the ordinary course of business. To the best of our knowledge, we have no material legal proceedings currently pending or threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter covered by this report.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for any class of our common equity.

         As of August 31, 2000, there were 10 holders of record of the registrant's Class A Common Stock, 2 holders of record of the registrants Class B Common Stock and 5 holders of record for the registrants Class C Common Stock. We have never declared or paid any cash dividends on any class of our common equity. Under the Certificate of Incorporation, we may not declare or pay dividends on our common equity unless and until we have declared and paid any preferential dividends on any then outstanding 12 -1/2% Redeemable Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Moreover, our existing credit facility, the Indenture governing our outstanding 9 -3/4% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes"), restrict us from declaring or paying cash dividends on our outstanding common equity.

         During fiscal 2000, 1999 and 1998, we granted options under our 1998 Stock Option Plan (the "Option Plan") to our employees to purchase an aggregate of 1,052,500, 793,375 and 1,240,000 shares, respectively, of the our Class A Common Stock at an exercise price of $2.27 per share. As of August 31, 2000, we had 1,968,625 options outstanding under the Option Plan. We believe that the foregoing stock option grants did not require registration under the Securities Act, nor an exemption from the registration requirements thereof, insofar as such grants did not involve the "offer" or "sale" of securities within the meaning of Section 2(3) of the Securities Act. During fiscal 2000 and 1999, options to purchase 26,500 and 35,313 shares of common stock, respectively, were exercised. No options were exercised in fiscal 1998 under the Option Plan. We believe that the foregoing issuance's of capital stock were exempt from the registration and prospectus delivery requirements of the Securities Act under
Section 4(2) thereof, and the rules and regulations promulgated by the Securities and Exchange Commission thereunder, insofar as the offer and sale of such securities did not involve a public offering

ITEM 6.     SELECTED FINANCIAL DATA

         The following selected historical financial information of MCMS has been derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes included herein.

                     Five Year Selected Financial Highlights
                  (Dollars in thousands, except per share data)

                                       August 31,    September 2,   September 3,    August 28,     August 29,
Fiscal year ended                         2000           1999           1998           1997           1996
                                       ---------      ---------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:
 Net sales                             $ 472,448      $ 432,715      $ 333,920      $ 292,379      $ 374,116
 Cost of goods sold                      449,957        407,354        303,251        258,982        341,110
                                       ---------      ---------      ---------      ---------      ---------
 Gross profit                             22,491         25,361         30,669         33,397         33,006
 Selling, general and
   Administrative expenses                23,940         22,491         15,798         12,560          9,303
                                       ---------      ---------      ---------      ---------      ---------
 Income (loss) from operations            (1,449)         2,870         14,871         20,837         23,703
 Other expense (income):
 Interest expense (income), net           22,038         19,652          9,212           (380)          (482)
 Transaction expenses(5)                      --             45          8,398             --             --
                                       ---------      ---------      ---------      ---------      ---------
 Income (loss) before taxes
  and extraordinary item                 (23,487)       (16,827)        (2,739)        21,217         24,185
 Income tax provision (benefit)              163         (3,497)          (930)         8,465          9,190
                                       ---------      ---------      ---------      ---------      ---------
Income (loss) before
 extraordinary item                      (23,650)       (13,330)        (1,809)        12,752         14,995
Extraordinary item - loss on
 early retirement of debt,
 net of taxes                                 --           (617)            --             --             --
                                       ---------      ---------      ---------      ---------      ---------
 Net income (loss)                     $ (23,650)     $ (13,947)     $  (1,809)     $  12,752      $  14,995
                                       =========      =========      =========      =========      =========
 Net income (loss) per share -
   Basic and diluted (3) (4)           $   (5.49)     $   (3.50)     $   (1.36)     $  12,752      $  14,995
                                       =========      =========      =========      =========      =========

BALANCE SHEET DATA (END OF
PERIOD):
 Cash and cash equivalents             $      --      $      --      $   7,542      $  13,636      $  16,290
 Working capital, excluding
    Cash and cash equivalents             30,085         36,403         21,929         15,454         10,065
 Total assets                            217,502        166,542        145,052        124,862        113,245
 Total debt                              217,176        207,279        185,157          1,049             --
 Redeemable preferred  stock              33,295         29,267         25,675             --             --
 Shareholders' equity (deficit)         (158,114)      (130,497)      (113,051)        78,191         65,881

STATEMENT OF CASH FLOW DATA:
 Cash provided by (used in)
    Operating activities                    (822)       (11,004)         1,363         20,723         33,620
 Cash used in investing activities        (7,900)       (17,085)       (19,752)       (23,969)       (25,643)
 Cash provided by (used in)
    Financing activities                   8,630         20,502         12,508            592         (6,687)
OTHER FINANCIAL DATA:
 EBITDA (1)                               15,522         17,943         27,263         29,656         29,128
 Depreciation and amortization (2)        16,971         15,073         12,392          8,819          5,425
 Total capital expenditures                7,973         17,111         20,164         24,120         31,229

-------------------------------

(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is presented because we believe it is frequently used by investors in the evaluation of companies. EBITDA should be considered as an alternative to cash flow from operating activities, as a measure of liquidity or as an alternative to net income as a measure of operating results in accordance with United States GAAP.

(2) In fiscal 2000, 1999 and 1998, depreciation and amortization amount excludes $954,000, $943,000 and $526,000, respectively, of deferred loan amortization that was expensed as interest.

(3) The weighted average number of shares used to calculate net income (loss) per share was 1,000 shares in fiscal 1996 and 1997, 2,534,183 shares in fiscal 1998, 5,008,598 shares in fiscal 1999 and 5,041,001 shares in fiscal 2000. The 1996 and 1997 fiscal year weighted average common shares outstanding do not reflect the shares issued in conjunction with the February 1998 recapitalization and are therefore not comparable to subsequent periods.

(4) Net income (loss) per share includes a loss of $0.80, $0.72 and $0.65 per share in fiscal 2000, 1999 and 1998, respectively, related to dividends and accretion of discount on Redeemable Preferred Stock.

(5) Transaction expenses include expenses incurred in conjunction with our recapitalization, including transaction agreement fees, bank fees, the termination of employment agreements, the buyback of employee stock options, and other miscellaneous expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements contained in this discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in the Form 10-K. Statements that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to us as of such date. We assume no obligation to update any forward-looking statements. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified herein under "Risk Factors."

         We are a global leading provider of advanced electronics manufacturing services to original equipment manufacturers, which primarily serve the data communications, telecommunications and computer/memory module industries.

         Our principal operations were established in 1984 as the Memory Applications Group of Micron Technology, Inc. We began providing electronics manufacturing services to external customers in 1989, were incorporated as a wholly owned subsidiary of Micron Technology, Inc. in 1992 and became a wholly owned subsidiary of Micron Electronics, Inc., which is a majority owned subsidiary of Micron Technology, in 1995. On February 26, 1998, a group of investors led by Cornerstone Equity Investors acquired a 90% equity interest in MCMS. Since the acquisition was structured as a recapitalization with Micron Electronics continuing to hold a 10% equity interest, our financial statements still reflect our historical basis of accounting. In connection with the recapitalization, our name was changed from Micron Custom Manufacturing Services, Inc. to MCMS, Inc.

         Since the recapitalization in 1998, we have undertaken a number of initiatives to grow and expand our business. We have expanded our global infrastructure to include a significantly larger facility in Penang, Malaysia and new operations in Monterrey, Mexico and San Jose, California. We have invested in additional manufacturing and test equipment and upgraded and enhanced our information systems in part by installing a common technology and system platform across all of our facilities. We have continued to strengthen both the management and technical staffs at all levels of the organization and have aligned our organization into customer-focused teams to enhance customer satisfaction. We have hired a number of senior management personnel, including Richard Rowe as our Chief Executive Officer in November 1999 and Tony Nicholls as our Chief Operating Officer in October 2000.

         Our revenue growth during fiscal year 2000 was adversely affected by our disengagement with Fore Systems, a significant customer. Our relationship with Fore Systems ended in fiscal 2000 as a result of a number of factors, including a change of control of Fore and Fore's desire to engage with electronics manufacturing services providers with greater global scale. We substantially completed our manufacturing services for Fore Systems during the third quarter of fiscal year 2000. Sales to Fore Systems were $24.6 million during fiscal year 2000, $78.7 million in fiscal year 1999 and $80.6 million in fiscal year 1998. Excluding our sales to Fore Systems, our revenue grew 26.5% in fiscal year 2000 compared to fiscal year 1999 and 39.8% in fiscal year 1999 compared to fiscal year 1998. The following table shows our revenue on a quarterly basis during fiscal year 2000, excluding revenue derived from our relationship with Fore Systems and our percentage sequential revenue growth.

                                                              THREE MONTHS ENDED
                                     --------------------------------------------------------------------
                                     DECEMBER 2, 1999  MARCH 2, 2000      JUNE 1, 2000    AUGUST 31, 2000
                                     ----------------  -------------      ------------    ---------------
Revenue excluding Fore Systems        $87.5 million    $92.3 million     $110.8 million   $157.2 million
Sequential revenue growth                --              5.5%              20.0%            41.8%

         Our gross profit and operating income during fiscal year 2000 were adversely impacted by the costs associated with our launching new manufacturing facilities in Monterrey, Mexico and San Jose, California, and reduced utilization of our facility in Durham, North Carolina as a result of our disengagement with Fore Systems. We elected to incur the expenses associated with maintaining our capability in Durham and with expanding our capacity through our new and enlarged facilities in anticipation of our commencement of the programs we were recently awarded from both new and existing customers.

         We provide our services on both a turnkey and consignment basis. Under a turnkey arrangement, we assume responsibility for both the procurement of components and their assembly. Turnkey manufacturing generates higher net sales than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead. Turnkey manufacturing also typically results in lower gross margins than consignment manufacturing. Under a consignment arrangement, the original equipment manufacturer procures the components and we assemble and test them in exchange for a service fee. Consignment revenues accounted for 7.1% of our net sales for the fiscal year ended August 31, 2000 compared to 6.4% in each of fiscal 1999 and 1998.

         We sell to our customers from both domestic and foreign operations. Net sales from our foreign operations accounted for 25.4% of our net sales for the fiscal year ended August 31, 2000 compared to 8.3% in fiscal 1999 and 7.3% in fiscal 1998.

RESULTS OF OPERATIONS

         The following table sets forth statements of operations data expressed as a percentage of net sales for the periods indicated. For the years ended August 28, 1997, September 3, 1998, September 2, 1999 and August 31, 2000, the information is derived from our audited consolidated statements of operations. This information is expressed as a percentage of net sales and should be read in conjunction with the consolidated financial statements and related notes included herein.

                                                            August 31,       September 2,      September 3,
Fiscal year ended                                              2000              1999              1998
------------------                                          ----------       ------------      ------------
Net sales                                                      100.0%            100.0%            100.0%
Costs of sales                                                  95.2              94.1              90.8
                                                              ------            ------            ------
Gross margin                                                     4.8               5.9               9.2
Selling, general and administrative expenses                     5.1               5.2               4.7
                                                              ------            ------            ------
Income (loss) from operations                                   (0.3)              0.7               4.5
Other expense (income):
 Interest expense (income), net                                  4.7               4.6               2.8
Transaction Expenses (1)                                          --                --               2.5
                                                              ------            ------            ------
Income (loss) before taxes and extraordinary item               (5.0)             (3.9)             (0.8)
Income tax provision (benefit)                                    --              (0.8)             (0.3)
                                                              ------            ------            ------
Income (loss) before extraordinary item                         (5.0)             (3.1)             (0.5)
Extraordinary item - loss on early extinguishment of debt         --              (0.1)               --
                                                              ------            ------            ------

Net income (loss)                                               (5.0)%            (3.2)%            (0.5)%
                                                              ======            ======            ======

Depreciation and amortization (2)                                3.6%              3.5%              3.7%
                                                              ======            ======            ======

------------------------------------------------------

(1) Transaction expenses include expenses incurred in conjunction with our recapitalization, including transaction agreement fees, bank fees, the termination of employment agreements, the buyback of employee stock options, and other miscellaneous expenses.

(2) In fiscal 2000, 1999 and 1998, depreciation and amortization amount excludes $954,000, $943,000 and $526,000, respectively, of deferred loan amortization that was expensed as interest.

FISCAL 2000 COMPARED TO FISCAL 1999

         NET SALES. Net sales for fiscal year 2000 increased by $39.7 million, or 9.2%, to $472.4 million from $432.7 million for fiscal year 1999. The increase in net sales is primarily the result of higher volumes of printed circuit board assemblies and system level shipments to customers in the networking and telecommunications industries. These increases were partially offset by significantly lower sales to Fore Systems, who was historically our second largest customer. Net sales to Fore Systems for fiscal year 2000 decreased by $54.1 million to $24.6 million from $78.7 million for fiscal year 1999. We substantially completed manufacturing services for Fore Systems during the third quarter of fiscal year 2000.

         Net sales attributable to foreign subsidiaries totaled $119.9 million for fiscal year 2000, compared to $36.0 million for the corresponding period of fiscal year 1999. The growth in foreign subsidiary net sales is primarily the result of increased complex printed circuit board assemblies shipments at our Malaysian operation. During fiscal year 2000, our Monterrey, Mexico operation recognized its first sales, which totaled $3.5 million.

         GROSS PROFIT. Gross profit for fiscal year 2000 decreased by $2.9 million, or 11.4%, to $22.5 million from $25.4 million for fiscal year 1999. Gross margin for fiscal year 2000 decreased to 4.8% of net sales from 5.9% for fiscal year 1999. Gross profit and gross margin were adversely affected, most significantly by a decrease in the capacity utilization at our Durham, North Carolina facility, due to a significant decline in sales to Fore Systems. In addition, during fiscal year 2000, we incurred start-up costs at our new facilities in Monterrey, Mexico and San Jose, California.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for fiscal year 2000 increased by $1.4 million, or 6.2%, to $23.9 million from $22.5 million for fiscal year 1999. This increase was primarily the result of start-up costs associated with new facilities. In addition, during fiscal year 2000, we incurred more expenses in program management, information technology and executive management to support our global expansion and anticipated growth. We also incurred non-cash foreign currency adjustments related to an inter-company loan between the Company and its Belgian subsidiary. During fiscal year 2000, SG&A expenses included a non-cash foreign currency expense of $0.4 million, while fiscal year 1999 SG&A expenses included a non-cash foreign currency expense of $0.5 million.

         INTEREST EXPENSE. Interest expense for fiscal year 2000 increased $2.3 million, or 11.7%, to $22.0 million from $19.7 million for fiscal year 1999. The increase was primarily due to a higher level of overall borrowing and higher interest rates on our variable interest rate borrowings.

         PROVISION FOR INCOME TAXES. Income tax expense for fiscal year 2000 was $0.2 million compared to a benefit of $3.5 million for fiscal year 1999. The income tax expense for fiscal year 2000 resulted primarily from a mandatory minimum foreign income tax on its Mexico subsidiary. The effective rate of tax expense for fiscal year 2000 was approximately 0.7%, compared to a 22.3% income tax benefit for fiscal year 1999. The overall decrease in the effective tax rate during fiscal year 2000, relative to fiscal year 1999, was primarily due to an increase in the valuation allowance. During fiscal year 2000, the valuation allowance eliminated any income tax benefit that would have otherwise resulted from the losses. We do not provide for U.S. tax on the earnings of our foreign subsidiaries and, therefore, the effective rate may vary significantly from period to period.

         EXTRAORDINARY LOSS. The extraordinary after tax loss of $0.6 million for fiscal year 1999 resulted from the write-off of deferred financing costs related to the early retirement of a revolving credit facility.

         NET LOSS. For the reasons stated above, net loss for fiscal year 2000 increased by $9.7 million to a loss of $23.6 million from a loss of $13.9 million for fiscal year 1999. As a percentage of net sales, net loss for fiscal year 2000 was 5.0% compared to 3.2% for fiscal year 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

         NET SALES. Net sales for fiscal 1999 increased by $98.8 million, or 29.6%, to $432.7 million from $333.9 million for fiscal 1998. The increase in net sales was primarily attributable to higher volumes of PCBA and system level shipments to customers in the networking and telecommunications industries. These increases were partially offset by lower PCBA prices, lower volumes and prices of custom turnkey memory modules, and lower prices on consigned memory modules.

         Net sales of foreign subsidiaries for fiscal 1999 increased $11.5 million, or 46.9%, to $36.0 million from $24.5 million in fiscal 1998. The growth in foreign subsidiary net sales is primarily the result of additional sales of PCBA shipments at our Malaysian operation. This increase was partially offset by lower volumes of custom turnkey memory modules at the Malaysian facility. The increase was also offset as a result of a significant customer of the Belgium operation shifting from a turnkey to consignment model early in the second quarter of fiscal 1999.

         GROSS PROFIT. Gross profit for fiscal 1999 decreased by $5.3 million, or 17.3%, to $25.4 million from $30.7 million for fiscal 1998. Gross margin for fiscal 1999 decreased to 5.9% of net sales from 9.2% in fiscal 1998. The decrease in gross margin resulted primarily from demand volatility in our North Carolina operation, higher volumes of PCBA sales with lower average selling prices, lower prices on consigned memory modules, a decline in custom turnkey memory module sales and increased system level shipments, which typically have lower margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses for fiscal 1999 increased by $6.7 million, or 42.4%, to $22.5 million from $15.8 million for fiscal 1998. This increase was primarily the result of additional senior management to support future growth and an increase in depreciation expense and other expenses and headcount associated with operating as a stand alone entity following the Recapitalization. We also incurred non-cash foreign currency adjustments related to an inter-company loan between the Company and its Belgian subsidiary. During fiscal 1999, SG&A expenses included a non-cash foreign currency expense of $0.5 million, while fiscal 1998 SG&A expenses included a non-cash foreign currency gain of $0.2 million.

         INTEREST EXPENSE. Interest expense for fiscal 1999 increased to $19.7 million from $9.2 million in fiscal 1998, due primarily to the full year impact of $175 million in long-term debt issued in February of 1998 in conjunction with the Recapitalization.

         PROVISION (BENEFIT) FOR INCOME TAXES. We had an income tax benefit in each of fiscal 1999 and 1998 generated primarily through utilization of net operating losses and non-taxable foreign income. The fiscal 1999 income tax benefit increased by $3.0 million to a benefit of $3.9 million from a benefit of $0.9 million for fiscal 1998. Our effective income tax rate for our benefit for fiscal 1999 decreased to 22.3% from 33.9% for fiscal 1998. The decrease in the effective rate relates primarily to increases in the valuation allowance in fiscal 1999 offset in part by nondeductible transaction costs associated with our Recapitalization in fiscal 1998.

         During fiscal 1999, we set up a valuation allowance of $4.7 million for the amount of the deferred tax asset which may not be realizable through carryback of its net operating losses or through future income.

         EXTRAORDINARY LOSS. The extraordinary after tax loss of $0.6 million in fiscal 1999 resulted from the write-off of deferred financing costs related to the early extinguishment of a revolving credit facility.

         NET LOSS. For the reasons stated above, net loss for fiscal 1999 increased by $12.1 million to a loss of $13.9 million from a loss of $1.8 million for fiscal 1998. As a percentage of net sales, net loss for fiscal 1999 increased to 3.2% from 0.5% for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal year 2000, net cash provided by operating activities was $0.8 million. Net cash used by investing activities was $7.9 million and net cash provided by financing activities was $8.6 million. Exchange rate changes had a nominal effect on cash. Net cash used by investing activities during fiscal year 2000 primarily consisted of capital expenditures to upgrade, expand and establish manufacturing capacity in Nampa, Idaho, Penang, Malaysia and Monterrey, Mexico. Net cash generated from financing activities primarily resulted from $23.7 million in loans from some of our shareholders, offset in part by repayments on our existing credit facility.

         The $0.8 million of cash used by operations during fiscal 2000 was the result of a combination of factors. During the fiscal year ended August 31, 2000, accounts receivable increased by $13.1 million, primarily due to a $45.1 million increase in sales for the three months ended August 31, 2000 over the corresponding period of fiscal 1999. For the three and twelve months ended August 31, 2000, the average accounts receivable collection period was 29.2 days and 33.6 days, respectively, compared to 37.1 days and 37.5 days for the corresponding periods of fiscal 1999. The fiscal year 2000 improvement in the average accounts receivable collection period is due primarily to increased collection efforts. During the fiscal year ended August 31, 2000, inventory increased by $45.6 million. For the three and twelve months ended August 31, 2000, the average inventory turns were 7.8 and 7.4, respectively, compared to
9.6 for both corresponding periods of fiscal 1999. The fiscal year 2000 inventory increased primarily due to our increase in operations over fiscal year 1999. In addition, during fiscal 2000, we experienced longer lead times and restricted availability on certain critical components, which has resulted in a general increase in inventory levels and has negatively impacted our inventory turns. The fiscal year 2000 inventory increase primarily resulted in a $49.1 million increase in accounts payable and a $5.0 million customer advance to fund inventory purchases. For the three and twelve months ended August 31, 2000, the average trade accounts payable payment period was 49.9 days and 48.5 days, respectively, compared to 43.1 days and 44.0 days for the corresponding periods of fiscal 1999. In addition, fiscal 2000 cash flows from operations were positively affected by the timing of $9.4 in interest payments made subsequent to year-end and $5.0 million in advance payments from customers received prior to year-end.

         As of August 31, 2000, we had a $60 million credit facility (the "Credit Facility"), which was scheduled for maturity on February 26, 2004. The Credit Facility included a $10 million equipment loan facility restricted to the purchase of property, plant and equipment and a $50 million revolving credit facility. Amounts available to borrow under the revolving credit facility varied depending on domestic accounts receivable, inventory and equipment balances, which served as collateral along with substantially all of our other assets. The Credit Facility restricted our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets or to enter into any merger or consolidation. During fiscal year 2000, the Credit Facility was amended to allow for borrowings from certain of our shareholders. The Credit Facility also contained a covenant requiring that we maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant was not applied to any fiscal quarter during the term as long as the gross borrowing availability exceeded $10.0 million. As of August 31, 2000, we had a $12.4 million outstanding balance under the revolving credit facility and $65.0 million of gross availability, of which $37.6 million was available to borrow without triggering the fixed charge ratio covenant. Had we been required to test the fixed charge ratio, the test would not have been satisfied.

         On August 30, 2000 and February 29, 2000, we received loans totaling $15.0 million and $8.7 million, respectively, from certain of our shareholders. Each loan was evidenced by separate note agreements with the participating shareholders (the "Notes from Shareholders"). Subsequent to August 31, 2000, all Notes from Shareholders and related accrued interest were repaid by the proceeds received from term loans provided for in our amended and restated Credit Facility, as noted below. Interest on the Notes from Shareholders accrued at 90-day LIBOR + 3.25% (9.91% at August 31, 2000). Interest was payable monthly if a fiscal month's fixed charge ratio, as defined, exceeded 1.1 to 1.0, so long as no event of default had occurred under the Credit Facility or would have occurred as a result of an interest payment under these loans. Otherwise, interest was payable upon maturity of the notes in February 2004.

         In connection with the $15 million Notes from Shareholders dated August 30, 2000, we issued to the participating shareholders warrants for the purchase of 500,000 shares of the Company's common stock. The warrants issued on August 30, 2000 were issued for the purchase of 90,636 shares of the Company's Class A common stock and 409,364 shares of the Company's Class B common stock each at a price of $.001 per share. These warrants are immediately exercisable and expire on August 30, 2005. In accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants", we allocated $374,000 of the $15 million proceeds from the Notes from Shareholders to the value of the warrants. The $374,000 is treated as a debt discount and an increase in Additional Paid-in Capital and will be amortized to interest over the term of the Notes from Shareholders.

         On September 29, 2000 we amended and restated the Credit Facility (the "Amended and Restated Credit Facility") to provide up to $125 million in secured financing. The Amended and Restated Credit Facility increased the revolving credit facility to $70 million from $50 million, maintained the $10 million equipment loan facility, and provided for term loans of $8 million ("Term Loan A") and $37 million ("Term Loan B"). Amounts outstanding under the Amended and Restated Credit Facility bear interest at rates ranging from the lessor of LIBOR plus 2.75% or a base rate, as defined, plus 0.50%, to the lessor of LIBOR plus 6.50% or a base rate, as defined, plus 4.25%. The revolving credit facility, equipment loan facility and Term Loan A are collateralized by a first priority security interest in substantially all of our assets, including real property, and mature in February 2004. Term Loan B is collateralized by a second priority lien on these same assets and matures in August 2004. Term Loan B is subject to a mandatory prepayment, if at any time prior the maturity of Term Loan B, we receive proceeds from the sale of our capital stock, a public offering or cash equity contribution. If a mandatory prepayment of Term Loan B is made during the twelve-month period commencing on September 29, 2000, prepayment is due at a premium of 107.5% and decreases annually at a rate of 2.5% of face value to 100.0% on September 29, 2003. Other than a mandatory prepayment or payment upon maturity, Term Loan B may not be prepaid, in whole or in part, unless all amounts due under the revolving credit facility and equipment loan facility have been paid in full and all commitments under the Amended and Restated Credit Facility have been terminated. The equipment loan facility and Term Loan A and B may not be reborrowed upon repayment. The Amended and Restated Credit Facility restricts our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of our assets or to enter into any merger or consolidation. The Amended and Restated Credit Facility also contains a covenant requiring that we maintain a fixed charge ratio, based upon Earnings before Interest, Taxes, Depreciation and Amortization minus unfinanced capital expenditures, cash dividends and cash taxes, divided by debt service.

         On September 29, 2000, Term Loan A and Term Loan B were fully funded, the proceeds of which were used to repay the $23.7 million in Notes from Shareholders, plus $0.6 million in accrued interest, pay closing costs of approximately $3.3 million and partially pay down the revolving credit facility. As of October 30, 2000, we had $35.2 million outstanding under the revolving credit facility, $5.6 million outstanding under the equipment loan facility, $8.0 million outstanding under Term Loan A and $37.0 million outstanding under Term Loan B. As of October 30, 2000, we had $34.8 million available to borrow under our revolving credit facility.

         Our principal sources of future liquidity are cash flows from operating activities and borrowings under the credit facility. We have recently experienced longer lead times and restricted availability on critical components, which has resulted in an increase in the level of inventory and a decrease in inventory turns. The current supply environment may continue to drive higher-than-normal inventory levels and effect our overall liquidity. We believe that future cash flows from operating activities and availability under our credit facility will provide sufficient liquidity to meet our current and future interest payments, working capital and capital expenditure obligations. We expect that these capital expenditures will consist of acquisition and upgrades of equipment, acquisition and upgrades of information technology systems and expansion of our facilities. If cash flows from operating activities and availability under the credit facility are not sufficient to meet these obligations, we will require additional equity or debt financing. Additional financing may not be available on satisfactory terms when required.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB No. 101B, which delayed the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We do not believe that SAB No. 101 will have a material effect on our financial position or results of operation.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133," SFAS No. 133 and SFAS No. 138 are effective for all quarters and fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 and SFAS No. 138 effective at the beginning of our fiscal year 2001. We do not believe the adoption of SFAS No. 133 and SFAS No. 138 will have a material effect on our financial position or results of operations.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 4, "Accounting for Certain Transactions involving Stock Compensation --- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The adoption of FIN 44 on July 1, 2000 did not have a material effect on our financial position or results of operation.

RISK FACTORS

OUR CURRENT AND FUTURE INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND SEVERELY LIMIT OUR ABILITY TO PLAN FOR OR RESPOND TO CHANGES IN OUR BUSINESS.

         We are highly leveraged and plan to continue to incur indebtedness from time to time to finance acquisitions, working capital or capital expenditures or for other purposes. This debt has contributed to our shareholders' deficit which could have adverse consequences for our business, including:

-        we may be more vulnerable to adverse general economic conditions;

- we will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

- we may have limited flexibility in planning for, or reacting to, changes in our business and industry;

- we could be limited by financial and other restrictive covenants in our credit arrangements in our borrowing of additional funds; and

- we may fail to comply with the covenants under which we have borrowed our indebtedness which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure that indebtedness.

         Our ability to pay principal and interest on our indebtedness, to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions that are beyond our control, as well as the availability of revolving credit borrowings under our senior credit facility or successor facilities. If cash flows from operating activities and availability under our senior credit facility are not sufficient to meet these obligations, we may require additional equity or debt financing. There can be no assurance that additional financing will be available on satisfactory terms when required.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR FUTURE GROWTH.

         We expect to continue to have increasing working capital and capital expenditure requirements to expand our operations and remain competitive in the rapidly changing electronics manufacturing services industry. Our future success may depend on our ability to obtain additional financing to support our future growth, if any. We may not be able to obtain additional financing when we want or need it, and it may not be available on satisfactory terms. In addition, any additional capital may have terms and conditions that adversely affect our business, such as financial or operating covenants.

THE TERMS OF OUR INDEBTEDNESS AGREEMENTS SIGNIFICANTLY RESTRICT OUR OPERATIONS.

         The terms of our current indebtedness agreements restrict, among other things, our ability to incur additional indebtedness, pay dividends or make other restricted payments, consummate asset sales, enter into transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy financial condition tests, which further restrict our ability to operate as we choose. Substantially all our assets and those of our subsidiaries are pledged as security under our senior credit facility.

A SMALL NUMBER OF MAJOR CUSTOMERS ACCOUNTS FOR MOST OF OUR NET SALES, AND THE LOSS OF ANY OF THESE CUSTOMERS WOULD HARM US.

         We depend on a relatively small number of customers for a significant portion of our net sales. Our two largest customers in fiscal year 2000 were Cisco Systems, which represented approximately 40.8% of our net sales, and Extreme Networks, which represented approximately 12.1% of our net sales. In addition, our five largest customers in fiscal 2000 accounted for approximately 73.4% of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales.

         Our major customers may not continue to purchase products and services from us at current levels or at all. In the past we have lost and in the future we could lose customers for a variety of reasons, including the acquisition of our customers by third parties, product discontinuation and customers' shifting of production to internal facilities or to our competitors. We may not be able to expand our customer base to make up any sales shortfalls if we lose one or more of our major customers. Our attempts to diversify our customer base and reduce our reliance on particular customers may not be successful. If we lose one or more of our major customers and are unable to adequately expand our customer base to make up the resulting sales shortfalls, our net sales and profitability would likely decline.

         One of our major customers has notified us of its preference to limit the percentage of our business that its orders may constitute. If we are unable to expand and diversify our customer base, this customer or other major customers may reduce the amount of products and services that they currently purchase from us which could cause our net sales and profitability to decline.

WE ANTICIPATE THAT OUR NET SALES AND OPERATING RESULTS WILL FLUCTUATE.

         Our net sales and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter. We generally receive purchase orders from customers for products to be shipped during the ensuing 60 to 90 days. Accordingly, our net sales in any given quarter depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. Further, our level of net sales in a given quarter may depend on assemblies configured, completed, packaged and shipped in the final weeks of such quarter. Our operating results may fluctuate in the future as a result of many factors, including:

-        variations in customer orders relative to our manufacturing capacity;

-        variations in the timing of shipment of products to customers;

-        introduction and market acceptance of our customers' new products;

- changes in competitive and economic conditions generally or in our customers' markets;

- effectiveness of our manufacturing processes, including controlling costs;

-        changes in cost and availability of components or skilled labor;

- the timing and price we pay for acquisitions and related acquisition costs; and

- start-up costs associated with the launching of new customer programs or operations.

         We base our operating expenses on anticipated revenue levels and a high percentage of our operating expenses are relatively fixed in the short term. As a result, any unanticipated shortfall in revenue in a quarter would likely adversely affect our operating results for that quarter. Also, changes in our product assembly mix may cause our margins to fluctuate, which could negatively impact our results of operations for that period. Our results in any period should not be considered indicative of the results to be expected in any future period.

OUR AGREEMENTS WITH OUR CUSTOMERS ARE GENERALLY SHORT-TERM PURCHASE ORDERS, AND CANCELLATIONS, REDUCTIONS OR DELAYS IN CUSTOMER ORDERS WOULD ADVERSELY AFFECT OUR NET SALES AND PROFITABILITY.

         We generally obtain only short-term purchase orders or commitments from our customers, rather than long-term contracts. We work closely with our customers to develop forecasts for future orders, but these forecasts are not binding. Customers may cancel their orders, change production quantities from forecast volumes or delay production for a number of reasons which are beyond our control, including their internal operating and liquidity concerns. Any significant delay, cancellation or reduction of orders from our customers could cause our net sales and profitability to decline significantly. Moreover, the cancellation of purchase orders by customers or inaccurate customer forecasts could result in excess and obsolete inventory. We seek to hold our customers responsible for actions on their part that result in excess and obsolete inventory. If we are unable to get our customers to pay for excess and obsolete inventory, or if we are otherwise unable to dispose of, make use of, or return this inventory, there could be an adverse effect on our business, financial condition and results of operations.

ADVERSE CHANGES IN THE INDUSTRIES WE SERVE, INCLUDING REDUCED DEMAND FOR OUR SERVICES, WOULD LIKELY CAUSE OUR NET SALES AND PROFITABILITY TO DECLINE.

         Our business depends on the data communications, telecommunications and computer/memory module industries, which are characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. In addition, these industries are generally subject to rapid technological change and product obsolescence. If any of these factors or other factors reduce demand for our manufacturing services, our net sales and profitability would likely be negatively affected. Furthermore, these industries are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity or a downturn in the markets we serve would likely cause our net sales and profitability to decline.

SHORTAGES OR PRICE FLUCTUATIONS IN COMPONENT PARTS SPECIFIED BY OUR CUSTOMERS COULD DELAY PRODUCT SHIPMENTS AND REDUCE OUR PROFITABILITY.

         Many of the products we manufacture include components that are only available from a single supplier. Supply shortages for a particular component can delay production of all products using that component or cause cost increases in the services we provide. In the past, we have experienced, and we are currently experiencing, industry-wide shortages in some of the materials we use, such as capacitors, memory components, logic devices and enclosures. As a result, our suppliers have been forced to allocate available quantities among their customers and we have not been able to obtain all of the materials desired in a timely fashion. Our inability to obtain these needed materials has in some instances slowed production or assembly, and therefore delayed shipments to our customers, increased inventory levels, increased costs and reduced profitability. We may also bear the risk of periodic component price increases which could increase our costs and reduce our profitability.

WE HAVE A RECENT HISTORY OF NET LOSSES AND MAY EXPERIENCE FURTHER LOSSES IN THE FUTURE.

         We have consistently experienced net losses since the second quarter of fiscal 1998. We reported a net loss to common stockholders for fiscal year 2000 of $27.7 million, for fiscal year 1999 of $17.5 million and for fiscal year 1998 of $3.5 million. Due to our significant leverage and other factors, we may experience further net losses in the future. We cannot predict whether, when or to what extent we will become consistently profitable.

         In addition, if we fail to manage our inventory effectively, we may be subject to fluctuations in materials costs, scrap and excess and obsolete inventory, which could increase our overall costs and reduce profitability. We are required to forecast our future inventory needs based upon the anticipated demand of our customers. If we are unable to accurately forecast this demand, we may experience a shortage or an excess of materials. A shortage of materials could lengthen production schedules and increase costs, while an excess of materials may increase the costs of maintaining inventory, adversely impact our liquidity, and increase the risk of inventory obsolescence.

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR PRICES FOR OUR SERVICES.

         The electronics manufacturing services industry is highly competitive and characterized by low profit margins. We compete against numerous electronics manufacturing service providers with global operations. In addition, current and prospective customers could evaluate the merits of manufacturing products internally. Consolidation in the electronics manufacturing services industry results in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Many of our competitors are less financially leveraged than we are and have substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than we do. These competitors may:

-        have greater name recognition and geographic and market presence;

-        be better able to take advantage of acquisition opportunities;

-        adapt more quickly to changes in customer requirements;

- devote greater resources to the development, promotion and sale of their services; and

-        have broader service offerings.

         We also may be operating at a cost disadvantage as compared to competitors who have greater direct buying power or who have lower cost structures. Increased competition from existing or potential competitors could result in price reductions, reduced profitability or loss of market share.

IF WE ARE UNABLE TO RESPOND TO RAPIDLY CHANGING TECHNOLOGIES AND PROCESS DEVELOPMENTS, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The markets for our products and services are characterized by rapidly changing technologies and continuing process developments. Our success will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products and services that meet changing customer needs and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our core technologies may encounter competition from new or revised technologies that render existing technology less competitive or obsolete or that reduce the demand for our services. We may be unable to respond effectively to the technological requirements of the changing market. If we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of these technologies may require us to make significant capital investments. We may not be able to obtain capital for these purposes in the future, and our investments in new technologies may not result in commercially viable technological processes. If we are unable to successfully respond to these changing technologies and process developments, our net sales and profitability could be adversely affected.

IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL, OUR BUSINESS MAY SUFFER.

         Our future success largely depends on the skills and efforts of our executive management and our engineering, program management, procurement, manufacturing and sales employees. Our continued growth will also require us to attract, motivate, train and retain additional skilled and experienced personnel. We face intense competition for such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

OUR FOREIGN OPERATIONS EXPOSE US TO POLITICAL, ECONOMIC AND LOGISTICAL UNCERTAINTIES.

         We currently have foreign operations in Malaysia, Mexico and Belgium. We may in the future expand into other international regions. We also purchase a significant number of components manufactured in foreign countries. Because of the scope of our international operations, we are subject to the following uncertainties:

-        economic or political instability;

-        transportation delays and interruptions;

-        foreign currency exchange rate fluctuations;

-        increased employee turnover and labor unrest;

-        longer payment cycles;

-        greater difficulty in collecting accounts receivable;

- difficulties in staffing and managing foreign personnel and diverse cultures; and

-        less developed infrastructures.

         In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to increased duties, increased regulatory requirements, higher taxation, currency conversion limitations, restrictions on the transfer of funds, the imposition of or increase in tariffs and limitations on imports or exports. Also, we could be negatively affected if our host countries revise their policies away from encouraging foreign investment or foreign trade, including tax holidays.

IF WE ARE UNABLE TO MANAGE OUR EXPANSION, OUR BUSINESS COULD BE DISRUPTED AND OUR NET SALES AND PROFITABILITY COULD DECREASE.

         Since 1996, we have completed one acquisition and commenced operations at three new facilities. Our growth has placed and will continue to place a significant strain on our management, financial resources and information, operations and financial systems.

         As part of our business strategy, we expect to continue to expand our operations through the opening of new facilities, expanding existing facilities and by selectively making acquisitions. Competition for attractive manufacturing operations in our industry is substantial. Expanding our operations involves numerous risks, including:

- difficulty in integrating operations, technologies, systems, and products and services of acquired companies;

-        diversion of management's attention;

-        disruption of operations; and

- failure to effectively enter markets in which we have limited or no prior experience and where competitors in such markets have stronger market positions; and

         Acquisitions may have an adverse financial impact on our business as a result of various factors, including:

-        the potential liabilities of the acquired businesses;

-        increases in expenses and working capital requirements;

-        the dilutive effect of the issuance of additional equity securities;

-        the financial impact of transaction expenses; and

- the amortization of goodwill and other intangible assets involved in any transactions that are accounted for using the purchase method of accounting, and possible adverse tax and accounting effects.

         We may not be able to identify suitable acquisition candidates or finance and complete transactions that we select.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH WOULD NEGATIVELY AFFECT OUR ABILITY TO COMPETE.

         We believe that the protection of our intellectual property rights is, and will continue to be, important to the success of our business. We rely on a combination of patent, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite these protections, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. We cannot be certain that patents we have or that may be issued as a result of our pending patent applications will protect or benefit us or give us adequate protection from competing technologies. We also cannot be certain that others will not develop our unpatented proprietary technology or effective competing technologies on their own. We believe that our proprietary technology does not infringe on the proprietary rights of others. However, if others assert valid infringement claims against us with respect to our past, current or future designs or processes, we could be required to enter into cross-licensing agreements or expensive royalty arrangements, indemnify third parties, develop non-infringing technologies or engage in costly litigation.

WE ARE SUBJECT TO A VARIETY OF ENVIRONMENTAL AND WORKPLACE HEALTH AND SAFETY LAWS, WHICH EXPOSE US TO POTENTIAL FINANCIAL LIABILITY.

         Our operations are regulated under a number of federal, state, provincial, local and foreign environmental and workplace health and safety laws and regulations, which govern, among other things, the discharge of hazardous materials into the air, ground and water as well as the handling, storage and disposal of these materials. Compliance with these laws is an important consideration for us because we do use hazardous materials in our manufacturing processes. We may be liable under environmental laws for the cost of cleaning up properties we own or operate if they are or become contaminated by the release of hazardous materials, regardless of whether we caused the release. Even if we fully comply with applicable environmental laws, we, along with any other person who arranges for the disposal of our wastes, may be liable for costs associated with an investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes if the sites become contaminated. In addition, we may be liable in the event employees and/or visitors are exposed to hazardous materials in excess of legally permissible exposure limits. In the event of a contamination or a violation of environmental and workplace health and safety laws, we could be held liable for damages, including fines, penalties and the costs of remedial actions, and could also be subject to revocation of our discharge permits. Any revocations could require us to cease or limit production at one or more of our facilities, thereby negatively affecting our operations. Environmental and workplace health and safety laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with any violation.

CONCENTRATION OF OWNERSHIP

         As a result of our fiscal year 1998 Recapitalization, Cornerstone and certain other investors beneficially owned in the aggregate approximately 90.0% of the outstanding capital stock (other than the Redeemable Preferred Stock) of us. As a result, although no single investor has more than 49.0% of the voting power of our outstanding securities or the ability to appoint a majority of the directors, the aggregate votes of these investors could determine the composition of a majority of the board of directors and, therefore, influence the management and policies of us.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of August 31, 2000, we had $217.2 million of total debt outstanding, of which $71.0 million is floating interest rate borrowings and is subject to periodic adjustments. As interest rates fluctuate we may experience interest expense increases that may materially impact financial results. For example, if interest rates were to increase or decrease by 1% the result would be an annual increase or decrease of $710,000 to interest expense.

         We use the U.S. dollar as our functional currency, except for our operations in Belgium, Malaysia and Mexico. Direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are denominated in the local currencies. We have evaluated the potential costs and benefits of hedging potential adverse changes in the exchange rates between U.S. dollar, Belgian Franc, Malaysian Ringgit and Mexican Peso. Currently, we do not enter into derivative financial instruments because a substantial portion of our sales in these foreign operations are in U.S dollar. The assets and liabilities of the Belgium, Malaysian and Mexican operations are translated into U.S. dollars at an exchange rates in effect at the period end date. Income and expense items are translated at the year-to-date average rate. Aggregate transaction losses included in net loss for the fiscal year ended August 31, 2000 were $0.4 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  Page
                                                                                  ----
Consolidated Financial Statements:
  Independent Auditors' Report                                                      21

Consolidated Balance Sheets as of August 31, 2000 and September 2, 1999             22

Consolidated Statements of Operations for the Fiscal Years Ended
  August 31, 2000, September 2, 1999 and September 3, 1998                          23

Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive
  Loss for the Fiscal Years Ended August 31, 2000, September 2, 1999 and
  September 3, 1998                                                                 24

Consolidated Statements of Cash Flows for the Fiscal Years Ended
  August 31, 2000, September 2, 1999 and September 3, 1998                          27

Notes to Consolidated Financial Statements                                          28

Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts for the Fiscal Years August
   31, 2000, September 2, 1999 and September 3, 1998                                40

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
MCMS, Inc.

    We have audited the accompanying consolidated balance sheets of MCMS, Inc. and subsidiaries as of August 31, 2000 and September 2, 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive loss and cash flows for each of the years in the three-year period ended August 31, 2000. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MCMS, Inc. and subsidiaries as of August 31, 2000 and September 2, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended Augsut 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                  KPMG LLP



Denver, Colorado
October 20, 2000

                                   MCMS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                           AS OF
                                                                                ------------------------
                                                                                AUGUST 31,    SEPTEMBER 2,
                                                                                   2000           1999
                                                                                ---------      ---------
ASSETS
Current Assets
Trade accounts receivable, net of allowances for doubtful
  accounts of $215 and $258, respectively                                       $  62,114      $  49,469
Inventories                                                                        89,537         43,975
Other current assets                                                                1,947            970
                                                                                ---------      ---------
         Total current assets                                                     153,598         94,414
Property, plant and equipment, net                                                 57,657         64,618
Other assets                                                                        6,247          7,510
                                                                                ---------      ---------
         Total assets                                                           $ 217,502      $ 166,542
                                                                                =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses                                           $ 107,543      $  57,355
Interest payable                                                                    9,419            334
Advance payment from customer                                                       5,000             --
Current portion of long-term debt                                                   1,551            322
                                                                                ---------      ---------
         Total current liabilities                                                123,513         58,011
Long-term debt, net of current portion                                            192,299        206,957
Long-term debt -- shareholders                                                     23,326             --
Other liabilities                                                                   3,183          2,804
                                                                                ---------      ---------
         Total liabilities                                                        342,321        267,772
Redeemable preferred stock, no par value, 750,000 shares
  authorized; 340,619 and 301,179 shares issued and
  outstanding, respectively; mandatory redemption value of
  $34.1 and $30.1 million, respectively                                            33,295         29,267
                                                                                ---------      ---------

SHAREHOLDERS' DEFICIT
Series A convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 3,261,177 shares
  issued; aggregate liquidation preference of $36,949,135                               3              3
Series B convertible preferred stock, par value $0.001 per
  share, 6,000,000 shares authorized; 863,823 shares issued;
  aggregate liquidation preference of $9,787,115                                        1              1
Series C convertible preferred stock, par value $0.001 per
  share, 1,000,000 shares authorized; 874,999 shares issued
  and outstanding; aggregate liquidation preference of
  $9,913,739                                                                            1              1
Class A common stock, par value $0.001 per share, 30,000,000 shares authorized; 3,322,990 and 3,296,490 shares issued,
  respectively                                                                          3              3
Class B common stock, par value $0.001 per share, 12,000,000 shares authorized; 863,823 shares issued and
  outstanding                                                                           1              1
Class C common stock, par value $0.001 per share, 2,000,000
  shares authorized; 874,999 shares issued and
  outstanding                                                                           1              1
Additional paid-in capital                                                         56,211         59,806
Accumulated other comprehensive loss                                               (2,577)        (2,207)
Deficit                                                                          (211,706)      (188,056)
Less treasury stock at cost:
  Series A convertible preferred stock, 3,676 shares                                  (42)           (42)
  Class A common stock, 4,551 and 3,676 shares,
    Respectively                                                                      (10)            (8)
                                                                                ---------      ---------
         Total shareholders' deficit                                             (158,114)      (130,497)
                                                                                ---------      ---------
         Commitments and contingencies (Note 14)
         Subsequent Event (Note 18)
         Total liabilities and shareholders' deficit                            $ 217,502      $ 166,542
                                                                                =========      =========


          See accompanying notes to consolidated financial statements.

                                   MCMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                        FISCAL YEAR ENDED
                                                          ---------------------------------------------
                                                           AUGUST 31,      SEPTEMBER 2,     SEPTEMBER 3,
                                                              2000             1999             1998
                                                          -----------      -----------      -----------
Net sales                                                 $   472,448      $   432,715      $   333,920
Cost of goods sold                                            449,957          407,354          303,251
                                                          -----------      -----------      -----------
Gross profit                                                   22,491           25,361           30,669
Selling, general and administrative expenses                   23,940           22,491           15,798
                                                          -----------      -----------      -----------
Income (loss) from operations                                  (1,449)           2,870           14,871
Other expense:
  Interest, net                                                22,038           19,652            9,212
  Transaction expenses                                             --               45            8,398
                                                          -----------      -----------      -----------
Loss before taxes and extraordinary item                      (23,487)         (16,827)          (2,739)
Income tax provision (benefit)                                    163           (3,497)            (930)
                                                          -----------      -----------      -----------
Loss before extraordinary item                                (23,650)         (13,330)          (1,809)
                                                          -----------      -----------      -----------
Extraordinary item -- loss on early extinguishment of
  debt, net of income tax benefit of $403                          --             (617)              --
                                                          -----------      -----------      -----------
Net loss                                                      (23,650)         (13,947)          (1,809)
Redeemable preferred stock dividends and accretion of
  preferred stock discount                                     (4,029)          (3,592)          (1,650)
                                                          -----------      -----------      -----------
Net loss to common stockholders                           $   (27,679)     $   (17,539)     $    (3,459)
                                                          ===========      ===========      ===========
Net loss per common share -- basic and diluted:
  Loss before extraordinary item                          $     (5.49)     $     (3.38)     $     (1.36)
  Extraordinary item                                               --             (.12)              --
                                                          -----------      -----------      -----------
Net loss per common share                                 $     (5.49)     $     (3.50)     $     (1.36)
                                                          ===========      ===========      ===========
Weighted average common shares outstanding -- basic
  and diluted:                                              5,041,001        5,008,598        2,534,183
                                                          ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.

                                   MCMS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND
                         COMPREHENSIVE LOSS - CONTINUED

                             (DOLLARS IN THOUSANDS)

                                                                                  PREFERRED STOCK
                                                 -------------------------------------------------------------------------------
                                                         SERIES A                     SERIES B                   SERIES C
                                                       ($0.001 PAR)                 ($0.001 PAR)               ($0.001 PAR)
                                                 -----------------------     -----------------------     -----------------------
                                                   SHARES        AMOUNT         SHARES       AMOUNT         SHARES      AMOUNT
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Balance as of August 28, 1997                           --     $      --            --     $      --            --     $      --
  Comprehensive Income:
     Net loss                                           --            --            --            --            --            --
     Foreign currency translation adjustment            --            --            --            --            --            --
       Comprehensive loss                               --            --            --            --            --            --
  Capital contribution                                  --            --            --            --            --            --
  Redemption of common stock and
     recapitalization                              500,000             1            --            --            --            --
  Issuance of Series A and B and C
     preferred stock                             2,761,177             2       863,823             1       874,999             1
  Issuance of Class A and B and C common
     stock                                              --            --            --            --            --            --
  Preferred stock dividends                             --            --            --            --            --            --
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Balance as of September 3, 1998                  3,261,177             3       863,823             1       874,999             1
  Comprehensive Income:
     Net loss                                           --            --            --            --            --            --
     Foreign currency translation
       adjustment                                       --            --            --            --            --            --
       Comprehensive loss                               --            --            --            --            --            --
  Issuance of Class A common stock                      --            --            --            --            --            --
  Treasury stock purchases                              --            --            --            --            --            --
  Preferred stock dividends                             --            --            --            --            --            --
  Accretion of preferred stock discount                 --            --            --            --            --            --
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Balance as of September 2, 1999                  3,261,177             3       863,823             1       874,999             1
  Comprehensive Income:
     Net loss                                           --            --            --            --            --            --
     Foreign currency translation
       adjustment                                       --            --            --            --            --            --
       Comprehensive loss                               --            --            --            --            --            --
  Issuance of Class A common stock                      --            --            --            --            --            --
  Treasury stock purchases                              --            --            --            --            --            --
  Preferred stock dividends                             --            --            --            --            --            --
  Accretion of preferred stock discount                 --            --            --            --            --            --
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Balance as of August 31, 2000                    3,261,177     $       3       863,823     $       1       874,999     $       1
                                                 =========     =========     =========     =========     =========     =========


          See accompanying notes to consolidated financial statements.

                                   MCMS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND
                         COMPREHENSIVE LOSS - CONTINUED
                             (DOLLARS IN THOUSANDS)

                                                                              COMMON STOCK
                                     ----------------------------------------------------------------------------------------------
                                                                     CLASS A                  CLASS B                CLASS C
                                          ($0.001 PAR)             ($0.001 PAR)            ($0.001 PAR)            ($0.001 PAR)
                                     ----------------------   ---------------------   ---------------------   ---------------------
                                       SHARES       AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                     ---------    ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance as of August 28, 1997            1,000    $      --          --   $      --          --   $      --          --   $      --
  Comprehensive Income:
    Net loss                                --           --          --          --          --          --          --          --
    Foreign currency translation
      adjustment                            --           --          --          --          --          --          --          --
      Comprehensive loss                    --           --          --          --          --          --          --          --
  Capital contribution                      --           --          --          --          --          --          --          --
  Redemption of common stock and
    Recapitalization                    (1,000)          --     500,000           1          --          --          --          --
  Issuance of Series A and B and C
    Preferred stock                         --           --          --          --          --          --          --          --
  Issuance of Class A and B and C
    Common stock                            --           --   2,761,177           2     863,823           1     874,999           1
  Preferred stock dividends                 --           --          --          --          --          --          --          --
                                     ---------    ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance as of September 3, 1998             --           --   3,261,177           3     863,823           1     874,999           1
  Comprehensive Income:
    Net loss                                --                       --          --          --          --          --          --
    Foreign currency translation
      adjustment                            --           --          --          --          --          --          --          --
      Comprehensive loss                    --           --          --          --          --          --          --          --
  Issuance of Class A common
    Stock                                   --           --      35,313          --          --          --          --          --
  Treasury stock purchases                  --           --          --          --          --          --          --          --
  Preferred stock dividends                 --           --          --          --          --          --          --          --
  Accretion of preferred stock
    Discount                                --           --          --          --          --          --          --          --
                                     ---------    ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance as of September 2, 1999             --           --   3,296,490           3     863,823           1     874,999           1
  Comprehensive Income:
    Net loss                                --                       --          --          --          --          --          --
    Foreign currency translation
      adjustment                            --           --          --          --          --          --          --          --
      Comprehensive loss                    --           --          --          --          --          --          --          --
  Issuance of Class A common
    Stock                                   --           --      26,500          --          --          --          --          --
  Treasury stock purchases                  --           --          --          --          --          --          --          --
  Preferred stock dividends                 --           --          --          --          --          --          --          --
  Accretion of preferred stock
    Discount                                --           --          --          --          --          --          --          --
                                     ---------    ---------   ---------   ---------   ---------   ---------   ---------   ---------
Balance as of August 31, 2000               --    $      --   3,322,990   $       3     863,823   $       1     874,999   $       1
                                     =========    =========   =========   =========   =========   =========   =========   =========


          See accompanying notes to consolidated financial statements.

                                   MCMS, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND
                         COMPREHENSIVE LOSS - CONTINUED
                             (DOLLARS IN THOUSANDS)

                                                              ACCUMULATED                                  TOTAL
                                      (BALANCE   ADDITIONAL      OTHER          RETAINED               SHAREHOLDERS'
                                      FORWARD)    PAID-IN    COMPREHENSIVE      EARNINGS     TREASURY     EQUITY
                                       AMOUNT     CAPITAL        LOSS          (DEFICIT)      SHARES     (DEFICIT)
                                     ---------   ----------  -------------     ---------    ---------  -------------
Balance as of August 28, 1997        $      --   $  35,813    $    (630)       $  43,008    $      --    $  78,191
  Comprehensive Income:
     Net loss                               --          --           --           (1,809)          --       (1,809)
     Foreign currency translation
       adjustment                           --          --       (1,640)              --           --       (1,640)
                                                                                                         ---------
       Comprehensive loss                   --                                                              (3,449)
  Capital contribution                               1,786          --               --           --        1,786
  Redemption of common stock and
     recapitalization                        2     (33,841)          --         (215,308)          --     (249,147)
  Issuance of Series A and B and C
     preferred stock                         4      50,996           --               --           --       51,000
  Issuance of Class A and B and C
     common stock                            4      10,196           --               --           --       10,200
  Preferred stock dividends                 --      (1,632)          --               --           --       (1,632)
                                     ---------   ---------    ---------        ---------    ---------    ---------
Balance as of September 3, 1998             10      63,318       (2,270)        (174,109)          --     (113,051)
  Comprehensive Income:
     Net loss                               --          --           --          (13,947)          --      (13,947)
     Foreign currency translation
       adjustment                           --          --           63               --           --           63
                                                                                                         ---------
       Comprehensive loss                   --                                                             (13,884)
  Issuance of Class A common
     stock                                  --          80           --               --           --           80
  Treasury stock purchases                  --          --           --               --          (50)         (50)
  Preferred stock dividends                 --      (3,509)          --               --           --       (3,509)
  Accretion of preferred stock
     discount                               --         (83)          --               --           --          (83)
                                     ---------   ---------    ---------        ---------    ---------    ---------
Balance as of September 2, 1999             10      59,806       (2,207)        (188,056)         (50)    (130,497)
  Comprehensive Income:
     Net loss                               --          --           --          (23,650)          --      (23,650)
     Foreign currency translation
       adjustment                           --          --         (370)              --           --         (370)
                                                                                                         ---------
       Comprehensive loss                   --                                                             (24,020)
  Issuance of Class A common
     stock                                  --          60           --               --           --           60
  Issuance of stock purchase
     warrants                               --         374           --               --           --          374
  Treasury stock purchases                  --          --           --               --           (2)          (2)
  Preferred stock dividends                 --      (3,946)          --               --           --       (3,946)
  Accretion of preferred stock
     discount                               --         (83)          --               --           --          (83)
                                     ---------   ---------    ---------        ---------    ---------    ---------
Balance as of August 31, 2000        $      10   $  56,211    $  (2,577)       $(211,706)   $     (52)   $(158,114)
                                     =========   =========    =========        =========    =========    =========


          See accompanying notes to consolidated financial statements.

                                   MCMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FISCAL YEAR ENDED
                                                                ---------------------------------------------
                                                                AUGUST 31,       SEPTEMBER 2,      SEPTEMBER 3,
                                                                  2000              1999               1998
                                                                ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...............................................        $ (23,650)        $ (13,947)        $  (1,809)
Adjustments to reconcile net loss to net cash provided
  by (used for) operating activities:
Depreciation and amortization ..........................           17,925            16,016            12,918
Loss (gain) on sale of property, plant and equipment ...              (35)               11               (90)
Write-off of deferred loan costs .......................             --                 617               206
Changes in operating assets and liabilities:
  Receivables, net .....................................          (13,146)          (13,481)              419
  Inventories ..........................................          (45,647)          (14,168)          (12,301)
  Accounts payable and accrued expenses ................           49,087            12,841             5,372
  Advance payment from customer ........................            5,000              --                --
  Interest payable .....................................            9,086               137              --
  Deferred income taxes ................................            1,993              (315)           (2,577)
  Other ................................................           (1,435)            1,285              (775)
                                                                ---------         ---------         ---------
Net cash provided by (used for) operating activities ...             (822)          (11,004)            1,363
                                                                ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment .........           (7,973)          (17,111)          (20,111)
Proceeds from sales of property, plant and equipment ...               73                26               359
                                                                ---------         ---------         ---------
Net cash used by investing activities ..................           (7,900)          (17,085)          (19,752)
                                                                ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions ..................................               60                80             1,786
Repurchase of common stock and recapitalization ........             --                --            (249,147)
Proceeds from issuance of common stock .................             --                --              10,200
Proceeds from issuance of convertible preferred stock ..             --                --              51,000
Proceeds from issuance of redeemable preferred stock ...             --                --              24,000
Proceeds from borrowings ...............................             --              31,915           186,500
Proceeds from shareholder loans ........................           23,700              --                --
Repayments of debt .....................................          (15,027)          (10,169)           (3,964)
Payment of deferred debt issuance costs ................             (100)           (1,272)           (7,867)
Purchase of treasury shares ............................               (2)              (50)             --
Other ..................................................               (1)               (2)             --
                                                                ---------         ---------         ---------
Net cash provided by financing activities ..............            8,630            20,502            12,508
                                                                ---------         ---------         ---------
Effect of exchange rate changes on cash and cash
  Equivalents ..........................................               92                45              (213)
                                                                ---------         ---------         ---------
Net decrease in cash and cash equivalents ..............             --              (7,542)           (6,094)
Cash and cash equivalents at beginning of period .......             --               7,542            13,636
                                                                ---------         ---------         ---------
Cash and cash equivalents at end of period .............        $    --           $    --           $   7,542
                                                                =========         =========         =========

SUPPLEMENTAL DISCLOSURES
Income taxes paid ......................................        $      41         $    --           $     792
Interest paid, net of amounts capitalized ..............           12,042            18,717             9,023
Noncash investing and financing activities:
Preferred stock dividend paid in-kind ..................            3,945             3,508             1,633
Discount on debt and increase in paid in capital for the
  estimated fair market value of common stock purchase
  warrants issued with shareholder loans ...............              374              --                --
Foreign currency translation adjustment ................              370               (63)            1,640
Contracts payable and/or notes payable incurred for
  insurance contracts and capitalized software .........            1,597               376             1,659

          See accompanying notes to consolidated financial statements.

                                   MCMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (TABULAR DOLLAR AMOUNTS IN THOUSANDS)


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

            BUSINESS: MCMS, Inc., (the "Company"), is a global provider of advanced electronics manufacturing services to original equipment manufacturers primarily in the data communications, telecommunications, and computer/memory module industry. The Company targets customers that are technology leaders in rapidly growing markets, such as Internet infrastructure, wireless communications and optical networking, that have complex manufacturing services requirements and that desire to form long-term partnerships with their electronics manufacturing services provider. The Company offers a broad range of manufacturing management services, including:

-           pre-production engineering and product design support,
-           prototyping;
-           supply chain management;
-           manufacturing and testing of printed circuit board assemblies;
-           full system assembly;
-           end-order fulfillment; and
-           after sales product support.

            The Company delivers this broad range of electronics manufacturing services through six strategically located facilities in the United States, Mexico, Asia and Europe.

            On February 26, 1998 the Company completed a Recapitalization. Prior to the closing of the Recapitalization, the Company was a wholly owned subsidiary of MEI California, Inc. ("MEIC"), a wholly owned subsidiary of Micron Electronics, Inc. ("MEI"). Under the terms of the amended and restated Recapitalization Agreement, certain unrelated investors (the "Investors") acquired an equity interest in the Company. In order to complete the Recapitalization, the Company arranged for additional financing in the form of notes and redeemable preferred stock totaling $200.0 million. The Company used the proceeds from the Investors' equity investment and the issuance of notes and redeemable preferred stock to redeem a portion of MEIC's outstanding equity interest for approximately $249.2 million. Subsequent to the Recapitalization, MEIC held a 10% equity interest in the Company. In connection with the Recapitalization, the Company's name was changed from Micron Custom Manufacturing Services, Inc. to MCMS, Inc.

            BASIS OF PRESENTATION: The financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company's fiscal year is the 52 or 53 week period ending on the Thursday closest to August 31.

            USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Although, actual results could differ from those estimates, management believes its estimates are reasonable.

            REVENUE RECOGNITION: Revenue from product sales to customers is generally recognized upon shipment. A provision for estimated sales returns under the Company's 90-day manufacturer's warranty is recorded in the period in which the sales are recognized.

            LOSS PER SHARE: Basic loss per share is computed using the weighted-average number of common shares outstanding. Diluted loss per share is computed using the weighted average number of common and common stock equivalent shares outstanding. Common stock equivalent shares result from the assumed exercise of outstanding stock options and affect loss per share when they have a dilutive effect. The effect of potentially dilutive common stock equivalent was antidilutive in fiscal 2000, 1999 and 1998.

            STOCK OPTIONS: The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees."

            CASH EQUIVALENTS: The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

            FINANCIAL INSTRUMENTS: The Company invests it excess cash in overnight repurchase agreements consisting of treasuries and government agency securities.

            Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Because a significant portion of our business is conducted with a small number of customers, a concentration of credit risk exists with respect to trade receivables. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

            The amounts reported as cash equivalents, receivables, other assets, accounts payable, accrued expenses and debt are considered by the Company to be reasonable approximations of their fair values, based on their short term nature and floating interest rates, where applicable.

            INVENTORIES: Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

            PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 30 years for buildings and 2 to 5 years for software and equipment.

            ACCOUNTING FOR LONG-LIVED ASSETS: The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparison of its carrying amount to future net cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. To date, the Company has made no adjustments to the carrying value of its long-lived assets.

            DEBT ISSUANCE COSTS: Costs incurred in connection with the issuance of new debt instruments are deferred and included in other assets. Such costs are amortized over the term of the related debt obligation.

            COMPREHENSIVE LOSS: Comprehensive loss is included in the consolidated statements of shareholders' equity (deficit). Comprehensive loss, in general, includes all changes in stockholders' deficit, with the exception of stock transaction activity. Comprehensive loss for the Company includes net loss and other comprehensive income (loss). Other comprehensive income (loss) for the Company consists only of foreign currency translation adjustments.

            INCOME TAXES: The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. When necessary, a valuation allowance is recorded to reduce tax assets to an amount whose realization is more likely than not.

            FOREIGN CURRENCY TRANSLATION: The functional currency of the Company's international subsidiaries are the Belgian Franc, Malaysian Ringgit and Mexican Peso. Financial statements of the international subsidiaries are translated into U.S. dollars for consolidated financial reporting using the exchange rate in effect at each balance sheet date for assets and liabilities. The resulting translation adjustments are recorded as other comprehensive income
(loss) and, accordingly, have no effect on net loss. Revenues, expenses, gains and losses are translated using a weighted-average exchange rate for each period. Transaction gains and losses are included in the determination of consolidated net income. For the fiscal years ended August 31, 2000, September 2, 1999 and September 3, 1998, the Company incurred net transaction gains (losses) of ($365,000), ($529,000) and $151,000, respectively.

            RECENTLY ISSUED ACCOUNTING STANDARDS: In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB No. 101B, which delayed the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that SAB No. 101 will have a material effect on its financial position or results of operations.

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial

Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 133 and No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 and SFAS No. 138 effective at the beginning of our fiscal year end 2001. The Company does not believe the adoption of SFAS No. 133 and SFAS No. 138 will have a material effect on its financial position or results of operations.

            In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). This Interpretation provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The adoption of FIN 44 on July 1, 2000 did not have a material effect on the Company's financial position or results of operations.

NOTE 2. INVENTORIES

                                                                     AUGUST 31,       SEPTEMBER 2,
                                                                        2000              1999
                                                                    ------------      ------------
       Raw materials.........................................       $     59,585       $    27,720
       Work in progress......................................             28,596            14,901
       Finished goods........................................              1,356             1,354
                                                                     -----------       -----------
                                                                     $    89,537       $    43,975
                                                                     ===========       ===========

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

                                                                     AUGUST 31,      SEPTEMBER 2,
                                                                        2000             1999
                                                                    ------------     ------------
       Land..................................................       $      1,206      $     1,295
       Buildings.............................................             30,962           29,989
       Equipment and software................................             80,689           74,817
       Construction in progress..............................              3,140            2,010
                                                                    ------------      -----------
                                                                         115,997          108,111
       Less accumulated depreciation.........................            (58,340)         (43,493)
                                                                    ------------      -----------
                                                                    $     57,657      $    64,618
                                                                    ============      ===========

NOTE 4. OTHER ASSETS

                                                                     AUGUST 31,      SEPTEMBER 2,
                                                                        2000             1999
                                                                     -----------     -----------

       Deferred financing costs..............................       $      6,069      $     6,922
       Deferred income taxes.................................                --               343
       Deferred patent costs.................................                178              139
       Other.................................................                --               106
                                                                     -----------      -----------
                                                                     $     6,247      $     7,510
                                                                     ===========      ===========

NOTE 5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                     AUGUST 31,       SEPTEMBER 2,
                                                                        2000              1999
                                                                     -----------      -----------
       Trade accounts payable................................       $     99,624      $    51,562
       Salaries, wages, and benefits.........................              4,321            4,579
       Accrued and other.....................................              3,598            1,214
                                                                    ------------      -----------
                                                                    $    107,543      $    57,355
                                                                    ============      ===========

NOTE 6. DEBT

                                                                                        AUGUST 31,       SEPTEMBER 2,
                                                                                           2000              1999
                                                                                         ---------         ---------
      Revolving credit facility, principal payments at the Company's option to
        February 26, 2004, interest due monthly, 8.87% and 7.80% weighted
        average rate at August 31, 2000 and September 2, 1999, respectively .....        $  12,445         $  28,893
       Equipment loan facility, principal payments, as defined,
         through February 26, 2004, interest due monthly, 9.75% and 8.50%
         weighted average interest at August 31, 2000 and
         September 2, 1999, respectively ........................................            5,230             3,022
       Senior subordinated notes (the "Fixed Rate Notes"),
         unsecured, interest at 9.75% due semiannually, matures on
         March 1, 2008 ..........................................................          145,000           145,000
       Floating interest rate subordinated term securities, (the
         "Floating Rate Notes"), unsecured, interest due semiannually, matures on
         March 1, 2008, variable interest rate equal to LIBOR plus 4.63% (10.95%
         and 10.52% at  August 31, 2000 and September 2, 1999, respectively) ....           30,000            30,000
       Other notes payable, due in varying installments through
         November 1, 2001, interest rates ranging from  3.51% to 11.11% .........            1,175               364
                                                                                         ---------         ---------
       Total debt ...............................................................          193,850           207,279
       Less current portion .....................................................           (1,551)             (322)
                                                                                         ---------         ---------
       Long-term debt, net of current portion ...................................        $ 192,299         $ 206,957
                                                                                         =========         =========

      Maturities of debt as of August 31, 2000 are as follows:

       FISCAL YEAR
       2001 .....................................................................        $   1,551
       2002 .....................................................................            1,477
       2003 .....................................................................            1,126
       2004 .....................................................................           14,696
       2005 and thereafter ......................................................          175,000
                                                                                         ---------
                                                                                         $ 193,850
                                                                                         =========

            As of August 31, 2000, the Company had a $60 million Credit Facility (the "Credit Facility"), which was scheduled for maturity on February 26, 2004. As of August 31, 2000, the Company's Credit Facility included a $10 million equipment loan facility restricted to the purchase of qualifying equipment and a $50 million revolving credit facility. Amounts outstanding under the equipment loan facility bear interest at rates as defined in the agreement. Amounts available to borrow under the equipment loan facility were limited to the first three loan years commencing in February 1998. Amounts available to borrow under the revolving credit facility vary depending on domestic accounts receivable, inventory and equipment balances, which serve as collateral along with substantially all of the other assets of the Company. The Credit Facility restricts the Company's ability to incur additional indebtedness, create liens or other encumbrances, to make certain investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets or to enter into any merger or consolidation. During fiscal year 2000, the Credit Facility was amended to allow for loans from certain of the Company's shareholders (see
Note 7). The Credit Facility also contains a covenant requiring that the Company maintain a fixed charge ratio of not less than 1.0 to 1.0, provided, however, that this fixed charge ratio covenant will not be applied to any fiscal quarter during the term as long as the gross borrowing availability exceeded $10 million. As of August 31, 2000, the Company had a $12.4 million outstanding balance under the revolving credit facility and approximately $65.0 million of gross availability, of which $37.6 million was available to borrow without triggering the fixed charge ratio covenant. As of August 31, 2000, had the Company consumed its adjusted availability and been required to test the fixed charge ratio covenant, the test would not have been satisfied. Any default under the Credit Facility could have also resulted in default of the Fixed Rate Notes, Floating Rate Notes and Redeemable Preferred Stock. Subsequent to August 31, 2000, the Company amended and restated the Credit Facility (See Note 18 -- Subsequent Event).

            The Fixed Rate Notes are redeemable at the Company's option, in whole any time or in part from time to time, on and after March 1, 2003, upon not less than 30 nor more than 60 days notice. At any time, or from time to time, on or prior to March 1, 2001, the Company may use the net cash proceeds of one or more Public Equity Offerings to redeem the Fixed Rate Notes at a redemption price equal to 109.750% of the principal amount thereof if certain restrictions regarding principal amount and additional fixed rate notes are met. The redemption rate, if redeemed during the twelve-month period commencing on March 1, 2003, decreases from 104.875% in 2003 to 100.000% in 2006 and thereafter (expressed as percentages of the principal amount thereof).

            The Floating Rate Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, upon not less than 30 nor more than 60 days notice. The redemption price, if redeemed during the twelve-month period commencing on March 1, 1998, decreases from 105% in 1998 to 100% in 2003 and thereafter (expressed as percentages of the principal amount thereof).

            Among other restrictions, the Notes described above contain covenants relating to limitation on incurrence of additional indebtedness, limitation on restricted payments, limitation on asset sales and limitation on dividends.

            In fiscal 1998, the Company incurred an extraordinary loss of $617,000, net of tax, resulting from the write-off of deferred financing costs related to the early retirement of outstanding debt.

            Interest expense is net of interest income of $67,000, $185,000 and $549,000 in the fiscal years ended August 31, 2000, September 2, 1999 and September 3, 1998, respectively. Construction period interest of $0, $88,000 and $34,000 was capitalized in fiscal years ended August 31, 2000, September 2, 1999 and September 3, 1998, respectively.

NOTE 7. LONG-TERM DEBT -- SHAREHOLDERS

                                                    AUGUST 31,       SEPTEMBER 2,
                                                       2000              1999
                                                     --------         ---------
Notes from Shareholders, principal and unpaid
  interest due on February 27, 2004, interest at
  LIBOR plus 3.25% (9.91% at August 31, 2000)......  $ 23,700         $    --
Less debt discount, net of amortization ...........      (374)             --
                                                     --------         ---------
Long-term debt -- shareholders ....................  $ 23,326         $    --
                                                     ========         =========

            On August 30, 2000 and February 29, 2000, the Company received loans from certain of its shareholders totaling $15.0 million and $8.7 million, respectively. Each loan is evidenced by separate note agreements with the participating shareholders (the "Notes from Shareholders"). Subsequent to August 31, 2000, the Company repaid all Notes from Shareholders, plus $0.6 million in accrued interest, from the proceeds received from term loans provided for in an amended and restated credit facility (See Note 18 -- Subsequent Event). Interest on the Notes from Shareholders accrued at 90 day LIBOR + 3.25% (9.91% at August 31, 2000). Interest was payable monthly if a fiscal month's fixed charge ratio, as defined, exceeded 1.1 to 1.0, so long as no event of default had occurred under the Credit Facility or would occur as a result of an interest payment under these loans. Otherwise, interest was payable upon maturity of the notes in February 2004.

            In connection with the $15 million Notes from Shareholders dated August 30, 2000, the Company issued to the participating shareholders warrants for the purchase of 500,000 shares of the Company's common stock. The warrants issued on August 30, 2000 were issued for the purchase of 90,636 shares of the Company's Class A common stock and 409,364 shares of the Company's Class B common stock each at a price of $.001 per share. These warrants are immediately exercisable and expire on August 30, 2005. In accordance with Accounting Principle Board Opinion No. 14 "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants", the Company allocated $374,000 of the $15 million proceeds from the Notes from Shareholders to the value of the warrants. The $374,000 is treated as a debt discount and an increase in Additional Paid-in Capital and will be amortized to interest over the term of the Notes from Shareholders. (See Note 18 -- Subsequent Event).

NOTE 8. REDEEMABLE PREFERRED STOCK

            At any time, or from time to time, prior to March 1, 2001, the Company may use the net cash proceeds of one or more Public Equity Offerings to redeem the Redeemable Preferred Stock at a redemption price of 112.50% of the then effective liquidation preference thereof plus, without duplication, an amount equal to all accumulated and unpaid dividends to the redemption date including an amount equal to the prorated dividend for the period from the dividend payment date immediately prior to the redemption date to the redemption date. The Redeemable Preferred Stock is also redeemable at the Company's option, in whole or in part, at any time on or after March 1, 2003. The redemption rate, if redeemed during the twelve-month period commencing on March 1, 2003 decreases from 106.25% in 2003 to 100.00% in 2006 and thereafter (expressed in percentages of the liquidation preference).

            The Redeemable Preferred Stock will be subject to mandatory redemption in whole on March 1, 2010 at a price equal to 100% of the liquidation preference thereof plus all accumulated and unpaid dividends to the date of redemption. The Redeemable Preferred Stock is recorded at its liquidation preference discounted for issuance costs of $1,000,000. The preferred stock discount is being accreted by charging additional paid-in capital over the twelve-year term of the Redeemable Preferred Stock.

            The Redeemable Preferred Stock, subject to certain restrictions, is exchangeable for the Exchange Debentures at the option of the Company on any dividend payment date on or after the issue date. The Redeemable Preferred Stock has liquidation preferences over Common Stock and has a liquidation value of $100 per share plus cumulative unpaid dividends thereon. Redeemable Preferred Stockholders are entitled to a cumulative 12 -1/2% annual dividend based upon the liquidation preference per share of Redeemable Preferred Stock, payable quarterly. To date, the Company has paid all dividends in kind.

            Accrued dividends on the Redeemable Preferred Stock are payable upon certain defined events which include: any voluntary or involuntary liquidation, dissolution or winding up of the Company. At the Company's option, dividends may be paid either in cash or by the issuance of additional shares of Redeemable Preferred Stock with a liquidation preference equal to the amount of such dividends through March 1, 2003, thereafter, dividends will be payable in cash. All dividends are cumulative, whether or not earned or declared, on a daily basis from February 26, 1998 and compound on a quarterly basis. Dividends on the Redeemable Preferred Stock are accrued monthly to the liquidation preference amount by charges to additional paid-in capital for dividends expected to be paid by issuing additional shares of Redeemable Preferred Stock. The holders of Redeemable Preferred Stock are not entitled to vote on any matter required or permitted to be voted upon by the shareholders of the Company.

NOTE 9. SHAREHOLDERS' EQUITY

            Each share of Series A, Series B, and Series C preferred stock (hereinafter called the "Convertible Preferred Stock") is convertible into one share of Class A, Class B and Class C common stock (hereinafter called the "Common Stock"), respectively. Holders of Series A preferred stock and Class A common stock are entitled to one vote per share. Holders of Series B preferred stock and Class B common stock do not have any voting rights. Holders of Series C preferred stock and Class C common stock are entitled to two votes per share. The holders of all voting series of Convertible Preferred Stock and classes of Common Stock will vote as a single class on all matters.

            Holders of Convertible Preferred Stock will be paid dividends, when and if declared by the Company, on each share of Convertible Preferred Stock on the liquidation value per share plus all declared and unpaid dividends. Such dividends shall not be cumulative. Holders of Convertible Preferred Stock will participate together with the shares of Common Stock as if such shares of Convertible Preferred Stock had been converted into shares of Common Stock.

            Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Convertible Preferred Stock will be entitled to be paid, out of the assets of the Company available for distribution to shareholders after payment of amounts owed with respect to any stock senior to the Convertible Preferred Stock (including the Redeemable Preferred Stock), the liquidation preference per share of Convertible Preferred Stock, plus, without duplication, an amount in cash equal to all declared and unpaid dividends thereon before any distribution is made on the Common Stock. As of August 31, 2000, the aggregate liquidation preference of the Convertible Preferred Stock is approximately $34.1 million.

NOTE 10. TRANSACTION EXPENSES

            Transaction expenses incurred in fiscal year 1998 associated with the Recapitalization Agreement consisted of the following:

Transaction agreement fee (note 13)...................................      $   2,710
Bank fees.............................................................          2,150
Termination agreements................................................          1,400
MEI/MTI stock option buyback..........................................            698
Other.................................................................          1,440
                                                                            ---------
                                                                            $   8,398
                                                                            =========

NOTE 11. STOCK PURCHASE AND INCENTIVE PLANS

            In order to provide financial incentives for certain of the Company's employees, the Company's board of directors adopted the 1998 Stock Option Plan (the "Option Plan") pursuant to which it may grant options to purchase Class A Common stock to senior executives and other employees of the Company. As of August 31, 2000, the Plan provides for option grants representing 2,500,000 shares of Class A common stock. Subsequent to August 31, 2000, the Company's Board of Directors approved a resolution to increase the option grants provided for under the Plan to 3,000,000 shares of Class A common stock. Under the Plan for certain executive officers, 50% of the options vest over four years from the date of grant and the other 50% vest if certain financial performance targets are met or at the end of seven years if such targets are not met and if the grantee has remained continuously employed with the Company. Under each option grant for other key employees, all options will vest over four years from the date of grant. Upon an employee's termination with the Company, all of the employee's unvested options will expire, the exercise period of all the employee's vested options will be reduced to a period ending no later than 30 days after such employee's termination, and if such termination occurs prior to an initial public offering of the Company's Class A Common stock, the Company shall have the right to repurchase at fair market value the Class A Common stock of the Company held by the employee.

            The following table summarizes information about the MCMS stock option activity under the Option Plan as of August 31, 2000:

                                                                            FISCAL YEAR ENDED
                                        --------------------------------------------------------------------------------------------
                                                          WEIGHTED                        WEIGHTED                        WEIGHTED
                                         AUGUST 31,       AVERAGE      SEPTEMBER 2,       AVERAGE      SEPTEMBER 3,       AVERAGE
                                           2000            PRICE           1999            PRICE           1998            PRICE
                                        ----------     -------------    ----------     -------------    ----------     -------------
Outstanding at beginning of period: ..   1,385,375     $        2.27     1,060,000     $        2.27          --                --
Granted ..............................   1,052,500              2.27       793,375              2.27     1,240,000     $        2.27
Exercised ............................     (26,500)             2.27       (35,313)             2.27          --                --
Terminated or canceled ...............    (442,750)             2.27      (432,687)             2.27      (180,000)             2.27
                                        ----------     -------------    ----------     -------------    ----------     -------------
Outstanding at end of year ...........   1,968,625     $        2.27     1,385,375     $        2.27     1,060,000     $        2.27
                                        ==========     =============    ==========     =============    ==========     =============
Exercisable at the end of year .......     425,333     $        2.27       164,063     $        2.27          --
                                        ==========     =============    ==========     =============    ==========
Options available for future grants
  to employees of the Company ........     469,562                       1,079,312                       1,440,000
                                        ==========                      ==========                      ==========

     The minimum value of options outstanding at date of grant was estimated using the Black-Scholes options pricing model. The weighted-average remaining contractual life of the outstanding options was 3.5 years and all outstanding options have an exercise price of $2.27 per share. The assumptions and resulting fair values at date of grant for options granted during the fiscal years ended August 31, 2000 follow:


                                                                     FISCAL YEAR ENDED
                                                      ---------------------------------------------
                                                     AUGUST 31,        SEPTEMBER 2,      SEPTEMBER 3,
                                                        2000               1999             1998
                                                      ---------         ---------         ---------
Assumptions:
  Expected life ..........................            4.5 years         4.5 years         4.5 years
  Risk-free interest rate ................              6.0%             5.90%             6.20%
  Expected volatility ....................              0.0%              0.0%              0.0%
  Dividend yield .........................              0.0%              0.0%              0.0%
Weighted average fair values:
  Exercise price greater than market price              $--               N/A               N/A
  Exercise price equal to market price ...              N/A             $0.49             $0.50

            Stock based compensation costs would have increased $63,000, $118,000 and $85,000 in fiscal 2000, 1999 and 1998, respectively ($62,000,
$92,000 and $52,000, respectively, net of taxes), and pro forma net loss per share would have been ($5.50), ($3.52) and ($1.39) in fiscal 2000, 1999 and 1998, respectively, if the fair values of all options granted to the Company's employees had been recognized as a compensation expense on a straight-line basis over the vesting period of the grants.

            Prior to the Recapitalization, the Company participated in MEI's 1995 Stock Option Plan, which provided for the granting of incentive and nonstatutory stock options to eligible employees of both MEI and the Company. Exercise prices of the incentive and nonstatutory stock options had generally been 100% and 85%, respectively, of the fair market value of MEI's stock on the date of grant. Options were granted subject to terms and conditions determined by MEI's Board of Directors, and generally were exercisable in increments of 20% for each year of employment beginning one year from date of grant and generally expired six years from date of grant. As a result of the Recapitalization Agreement, employees of the Company could no longer participate in the MEI stock option plan. In accordance with the MEI option plan, employees had 30 days from the date of Recapitalization to exercise any vested options. The Company elected to pay employees who maintained continuous employment with the Company for six months after the Recapitalization date $2.00 per option for any options not exercised 30 days subsequent to the Recapitalization in return for cancellation of those options. In September 1998, the Company paid $471,000 related to the cancellation of these options.

NOTE 12. EMPLOYEE SAVINGS PLAN

            On July 1, 1998 the Company established a new 401(k) profit-sharing plan (the "401k Plan") and the account balances for all eligible employees were transferred from MEI's 401(k) profit-sharing plan (the

"RAM Plan") to this plan. Under the 401k Plan, employees may contribute from 2% to 16% of eligible pay, up to IRS limitations, to various savings alternatives. The 401k Plan provides for an annual match by the Company of the first $1,500 of eligible employee contributions, and for additional contributions by the Company at its option based upon the Company's financial performance. The Company's expense pursuant to these plans was approximately $1,184,000, $1,638,000 and $1,333,000 in the fiscal years ended August 31, 2000, September 2, 1999 and September 3, 1998, respectively.

            Prior to the Recapitalization, eligible employees of the Company could participate in the RAM Plan. Under the RAM Plan, employees could contribute from 2% to 16% of eligible pay to various savings alternatives. The RAM Plan provided for an annual match by the Company of the first $1,500 of eligible employee contributions, and for additional contributions by the Company based upon MEI's financial performance. In connection with the Recapitalization Agreement, the RAM plan was modified to become a multi-employer plan and employees of the Company continued to participate in the RAM plan until July 1, 1998.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES

            As part of the Recapitalization, the Company entered into a Management Services Agreement ("MSA") with Cornerstone Equity Investors ("CEI"), the primary stockholder, pursuant to which CEI agrees to provide general management services. The MSA has an initial term of five years, subject to automatic one- year extensions unless the Company or CEI provide written notice of termination. Pursuant to the terms of the MSA, CEI earned a management fee of $250,000, $250,000 and $125,000 in fiscal 2000, 1999 and 1998. Pursuant to the terms of the MSA, CEI also earned a $600,000 transaction fee in fiscal 1999 in association with the Company entering into the $60 million Credit Facility -- See Note 6 Debt, and a $2,710,000 transaction arrangement fee in fiscal 1998 in association with the Recapitalization -- See Note 10 Transaction expenses. Subsequent to August 31, 2000, CEI earned a transaction fee in connection with the Company amending and restating its Credit Facility (See Note 18 -- Subsequent Event).

NOTE 14. COMMITMENTS AND CONTINGENCIES

            As of August 31, 2000, the Company had commitments of $2,513,000 for equipment purchases and $2,543,000 for inventory purchases.

            The Company's facilities in North Carolina, Malaysia and Mexico, and certain other property and equipment, are leased under operating lease agreements with non-cancelable terms expiring through 2007, with renewals thereafter at the option of the Company. Future minimum lease payments total approximately $17,342,000 and are as follows: $5,081,000 in 2001, $3,971,000 in
2002, $3,119,000 in 2003, $1,645,000 in 2004 and $3,526,000 in 2005 and
thereafter.

            Rental expense was approximately $2,773,000, $1,635,000 and $863,000 in the fiscal years ended August 31, 2000, September 2, 1999 and September 3, 1998, respectively.

     The Company has contingent liabilities related to legal proceedings arising out of the normal course of business. Although it is reasonably possible that the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss can not be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies, will not be material in relation to the accompanying consolidated financial statements.

NOTE 15. INCOME TAXES

            Prior to the Recapitalization, the Company was included in the consolidated U.S. federal income tax return of MEI's parent, MTI. The provision (benefit) for income taxes is computed as if the Company was a separate taxpayer. Subsequent to the Recapitalization, the Company became a separate taxable corporation. Components of income tax expense are as follows:

                                                                      FISCAL YEAR ENDED
                                                     --------------------------------------------------
                                                     AUGUST 31,         SEPTEMBER 2,         SEPTEMBER 3,
                                                       2000                 1999                 1998
                                                     --------             --------             --------
Current:
  U.S. federal ..........................            $   --               $(3,197)             $  2,108
  State .................................                 163                  15                  (460)
                                                     --------             -------              --------
                                                          163              (3,182)                1,648
                                                     --------             -------              --------
Deferred:
  U.S. federal .........................                 --                  (634)               (2,469)
  State ................................                 --                   (84)                 (109)
                                                     --------             -------              --------
                                                         --                  (718)               (2,578)
                                                     --------             -------              --------
Income tax provision (benefit) .........             $    163             $(3,900)              $  (930)
                                                     ========             =======              ========

            The current portion of the fiscal 1998 income tax provision reflects the agreed upon determination of income taxes owed to the Company's parent for the period ended February 26, 1998, during which the Company was a member of the parent's consolidated group, calculated as described above.

            A reconciliation between the income tax provision (benefit) and income tax computed using the federal statutory rate follows:

                                                                      FISCAL YEAR ENDED
                                                     --------------------------------------------------
                                                     AUGUST 31,         SEPTEMBER 2,         SEPTEMBER 3,
                                                       2000                 1999                 1998
                                                     --------             --------             --------
U.S. federal income tax at statutory rate            $ (8,220)            $ (6,246)            $   (959)
State taxes, net of federal benefit .....              (1,529)              (1,123)                 (53)
Nondeductible transaction costs .........                --                   --                  1,791
Rate adjustment -- foreign operations ...              (2,950)              (1,251)                (435)
Change in valuation allowance ...........              12,784                4,742                 --
Other ...................................                  78                  (22)              (1,274)
                                                     --------             --------             --------
                                                     $    163             $ (3,900)            $   (930)
                                                     ========             ========             ========

            As a part of the Recapitalization, the Company revised its estimated accrual for prior period's tax matters and recorded a decrease in such estimated accrued taxes of $1,208,000. This adjustment is reflected in the reconciliation shown above under Other for the fiscal year ended September 3, 1998.

            Deferred income taxes reflect the estimated future tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by presently enacted tax rates and laws. Deferred tax assets (liabilities), net of the valuation allowance, are as follows:

                                                                     AUGUST 31,         SEPTEMBER 2,
                                                                       2000                 1999
                                                                     --------             --------
Deferred tax assets:
  Net operating loss carryover ..........................            $ 20,097             $ 10,029
  Inventory reserves and allowances .....................               2,660                  765
  Accrued compensation ..................................                 716                  834
  Technology amortization ...............................                 537                  273
  Investment tax credits ................................                 307                  246
  Other .................................................                 385                  289
                                                                     --------             --------
Total deferred tax assets ...............................              24,702               12,436
                                                                     --------             --------
Deferred tax liabilities:
  Property, plant and equipment .........................               4,509                5,610
  Other .................................................               1,371                1,397
                                                                     --------             --------
Total deferred tax liabilities ..........................               5,880                7,007
                                                                     --------             --------
Deferred tax asset valuation allowance ..................             (20,128)              (4,742)
                                                                     --------             --------
Net deferred tax assets (liabilities) ...................            $ (1,306)            $    687
                                                                     ========             ========
Current -- included in other current assets (liabilities)            $   (226)            $    344
Noncurrent -- included in other assets (liabilities) ....              (1,080)                 343
                                                                     --------             --------
Net deferred tax assets (liabilities) ...................            $ (1,306)            $    687
                                                                     ========             ========

            The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three years ended August 31, 2000. The cumulative amount of undistributed earnings of foreign subsidiaries as of August 31, 2000 is approximately $13,486,000.

            As of August 31, 2000, the Company has U.S. net operating loss, Idaho investment tax credit and foreign tax credit carryovers of approximately $49,072,000, $472,000 and $29,000, respectively. The U.S. net operating loss, Idaho investment tax credit and foreign tax credit carryovers are available to offset regular taxable income through the years 2020, 2007 and 2004, respectively. During fiscal 2000, the Company increased the valuation allowance by $15,386,000 to a total of $20,128,000 for the amount of deferred tax assets which may not be realizable through either carryback of its net operating losses or through future income generated by reversal of deferred tax liabilities during the loss carry-forward periods.

NOTE 16. SEGMENT INFORMATION

            The Company operates principally in the electronics manufacturing services industry. The Company serves the same or similar customers on a global basis and is viewed by management as a global provider of manufacturing services. The Company places primary importance on managing its worldwide services to strategic customers. The categorization of net sales, as domestic or foreign, is based on the location from which the product is manufactured.

            The Company's external sales and long-lived asset information associated with its domestic and foreign operations are as follows:

                                      AUGUST 31,         SEPTEMBER 2,        SEPTEMBER 3,
                                         2000                1999                1998
                                       --------            --------            --------
Net sales:
           Domestic .......            $352,589            $396,739            $309,449
           Foreign ........             119,859              35,976              24,471
                                       --------            --------            --------
                                       $472,448            $432,715            $333,920
                                       ========            ========            ========
         Long-lived assets:
           Domestic .......            $ 45,821            $ 53,414            $ 53,024
           Foreign ........              11,836              11,204               9,082
                                       --------            --------            --------
                                       $ 57,657            $ 64,618            $ 62,106
                                       ========            ========            ========

NOTE 17. CUSTOMER CONCENTRATION

            During fiscal 2000, 1999 and 1998, the Company had two customers, which comprised more than 10% of the Company's net sales. In fiscal 2000, 1999 and 1998, the Company's largest customer, Cisco Systems, represented 40.8% 43.5% and 39.2%, respectively, of the Company's net sales. In fiscal 2000, the Company's second largest customer, Extreme Networks, represented 12.1% of the Company's net sales. In fiscal 1999 and 1998, the Company's second largest customer, Fore Systems, represented 18.2% and 24.1%, respectively, of the Company's net sales. No other customer accounted for more than 10% of consolidated sales for fiscal year 2000, 1999 or 1998. During fiscal 2000, the Company's third largest customer, Nokia, represented 9.9% of the Company's net sales compared to 2.5% and 0.2% of the Company's consolidated sales in fiscal 1999 and 1998, respectively.

NOTE 18. SUBSEQUENT EVENT

            On September 29, 2000, the Company amended and restated the Credit Facility (the "Amended and Restated Credit Facility") to provide up to $125 million in secured financing. The Amended and Restated Credit Facility increased the revolving credit facility to $70 million from $50 million, maintained the $10 million equipment loan facility, and provided for term loans of $8 million ("Term Loan A") and $37 million ("Term Loan B"). Amounts outstanding under the Amended and Restated Credit Facility bear interest at rates ranging from the lessor of LIBOR plus 2.75% or a base rate, as defined, plus 0.50%, to the lessor of LIBOR plus 6.50% or a base rate, as defined, plus 4.25%. The revolving credit facility, equipment loan facility and Term Loan A are collateralized by a first priority security interest in substantially all of the Company's assets, including real property, and mature in February 2004. Term Loan B is collateralized by a second priority lien on these same assets and matures in August 2004. Term Loan B is subject to a mandatory prepayment, if at any time prior the maturity of Term Loan B, the Company receives proceeds from the sale of its capital stock, a public offering or cash equity contribution. If a mandatory prepayment on Term Loan B is made during the twelve-month period commencing on September 29, 2000, prepayment is due at a premium of 107.5% of face value and decreases annually at a rate of 2.5% of face value to 100.0% on September 29, 2003. Other than a mandatory prepayment or payment upon maturity, Term Loan B may not be prepaid, in whole or in part, unless all amounts due under the revolving credit facility and equipment loan facility have been paid in full and all commitments under the Amended and Restated Credit Facility have been terminated. The equipment loan facility and Term Loan A and B may not be reborrowed upon repayment. The Amended and Restated Credit Facility restricts the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets or to enter into any merger or consolidation. The Amended and Restated Credit Facility also contains a covenant requiring that the Company maintain a fixed charge ratio, based upon Earnings before Interest, Taxes, Depreciation and Amortization minus unfinanced capital expenditures, cash dividends and cash taxes, divided by debt service.

            On September 29, 2000, Term Loan A and Term Loan B were fully funded, the proceeds of which were used to repay the $23.7 million in Notes from Shareholders, plus $0.6 million in accrued interest, pay closing costs of approximately $3.3 million and partially pay down the revolver balance. As of October 30, 2000, the Company had $35.2 million outstanding under the revolving credit facility, $5.6 million outstanding under the equipment loan facility, $8.0 million outstanding under Term Loan A and $37.0 million outstanding under Term Loan B. As of October 30, 2000, the Company had $34.8 million available to borrow under its revolving credit facility.

            Pursuant to the terms of the Company's management services agreement with Cornerstone Equity Investors (Note 13 -- Transactions with Related Parties), its primary stockholder, Cornerstone Equity Investors earned a $370,000 transaction fee in association with the funding of Term Loan B in the Amended and Restated Credit Facility.

            The early repayment of the Notes from Shareholders on September 29, 2000 resulted in a $347,000 extraordinary loss subsequent to August 31, 2000 for the unamortized portion of a debt discount. The debt discount was recorded on August 30, 2000 for the estimated fair market value of the warrants issued with the Notes from Shareholders dated August 30, 2000 (See Note 7 -- Long-Term Debt -- Shareholders).

NOTE 19. UNAUDITED QUARTERLY FINANCIAL INFORMATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                     FISCAL 2000
                                                             ---------------------------------------------------------------
                                                               FIRST            SECOND            THIRD             FOURTH
                                                              QUARTER           QUARTER          QUARTER            QUARTER
                                                             ---------         ---------         ---------         ---------
Net sales ...........................................        $ 100,016         $  99,055         $ 113,474         $ 159,903
Cost of goods sold ..................................           93,912            95,993           108,095           151,957
                                                             ---------         ---------         ---------         ---------
Gross profit ........................................            6,104             3,062             5,379             7,946
Selling, general and administrative expenses ........            5,833             6,706             5,586             5,815
                                                             ---------         ---------         ---------         ---------
Income (loss) from operations .......................              271            (3,644)             (207)            2,131
Interest expense, net ...............................            5,335             5,336             5,669             5,698
                                                             ---------         ---------         ---------         ---------
Loss before taxes ...................................           (5,064)           (8,980)           (5,876)           (3,567)
Income tax expense ..................................             --                  30                64                69
                                                             ---------         ---------         ---------         ---------
Net loss ............................................           (5,064)           (9,010)           (5,940)           (3,636)
Redeemable preferred stock dividends and accretion of
preferred stock discount ............................             (962)             (992)           (1,022)           (1,053)
                                                             ---------         ---------         ---------         ---------
Net loss to common stockholders .....................        $  (6,026)        $ (10,002)        $  (6,962)        $  (4,689)
                                                             =========         =========         =========         =========
Net loss per common share -- basic and diluted ......        $   (1.20)        $   (1.99)        $   (1.38)        $   (0.92)
                                                             =========         =========         =========         =========

                                                                                            FISCAL 1999
                                                                     ---------------------------------------------------------
                                                                       FIRST          SECOND           THIRD           FOURTH
                                                                      QUARTER         QUARTER         QUARTER         QUARTER
                                                                     ---------       ---------       ---------       ---------
Net sales .....................................................      $  91,243       $ 116,348       $ 110,305       $ 114,819
Cost of goods sold ............................................         86,056         110,337         103,917         107,044
                                                                     ---------       ---------       ---------       ---------
Gross profit ..................................................          5,187           6,011           6,388           7,775
Selling, general and administrative expenses ..................          4,219           6,790           5,846           5,636
                                                                     ---------       ---------       ---------       ---------
Income (loss) from operations .................................            968            (779)            542           2,139
Other expense (income):
Interest expense, net .........................................          4,721           4,925           5,023           4,983
Other .........................................................             45            --              --              --
                                                                     ---------       ---------       ---------       ---------
Loss before taxes and extraordinary item ......................         (3,798)         (5,704)         (4,481)         (2,844)
Income tax benefit ............................................         (1,775)         (1,722)           --              --
                                                                     ---------       ---------       ---------       ---------
Loss before extraordinary item ................................         (2,023)         (3,982)         (4,481)         (2,844)
Extraordinary item -- loss on early extinguishment of
  debt, net of income tax benefit of $403 in the second quarter           --              (617)           --              --
                                                                     ---------       ---------       ---------       ---------
Net loss ......................................................         (2,023)         (4,599)         (4,481)         (2,844)
Redeemable preferred stock dividends and accretion of
  preferred stock discount ....................................           (882)           (918)           (945)           (847)
                                                                     ---------       ---------       ---------       ---------
Net loss to common stockholders ...............................      $  (2,905)      $  (5,517)      $  (5,426)      $  (3,691)
                                                                     =========       =========       =========       =========
Net loss per common share-basic and diluted:
     Loss before extraordinary item ...........................      $   (0.58)      $   (0.98)      $   (1.08)      $   (0.74)
     Extraordinary item .......................................           --             (0.12)           --              --
                                                                     ---------       ---------       ---------       ---------
Net loss per common share -- basic and diluted ................      $   (0.58)      $   (1.10)      $   (1.08)      $   (0.74)
                                                                     =========       =========       =========       =========

                                                                     SCHEDULE II

                                    MCMS. INC

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                  BALANCE AT                                             BALANCE AT
                                                                 BEGINNING OF                                              END OF
DESCRIPTION                                                         PERIOD          ADDITIONS(a)      DEDUCTIONS(b)        PERIOD
-----------                                                         ------          ------------      -------------        ------
Allowance for trade receivables:
  Year ended September 3, 1998..............................        $   881           $   (766)          $  (18)          $    97
  Year ended September 2, 1999..............................             97                217              (56)              258
  Year ended August 31, 2000................................            258                (26)             (17)              215

Notes:
(a) amounts charged (credited) to expense
(b) bad debt write-offs

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

            The following table sets forth the names, ages and a brief account of each person who is a director or executive officer of the Company as of October 30, 2000:

        Name                  Age                                 Position
        ----                  ---                                 --------
Richard L. Rowe ...            51            Chief Executive Officer, Director
Tony Nicholls .....            36            Executive Vice President, Chief Operating Officer
Robert Subia ......            38            President, Chief Sales and Marketing Officer, Director
Chris J. Anton ....            38            Executive Vice President, Finance and Chief Financial Officer
Angelo Ninivaggi ..            33            Executive Vice President, General Counsel and Corporate Secretary
R. Stephen Cheheyl             55            Director
John A. Downer ....            42            Chairman, Director
C. Nicholas Keating            58            Director
Michael E. Najjar .            34            Director
Mark Rossi ........            44            Director


RICHARD L. ROWE was appointed our Chief Executive Officer in November 1999. Prior to joining us, he held a number of senior management positions in Honeywell, Inc. from 1977 to 1999, most recently serving, from December 1998 to August 1999, as Vice President and General Manager of Honeywell-Measurex, headquartered in Cupertino, California, with operations in Ireland, Germany, Finland, Japan, Asia-Pacific and Latin America, along with six North America operations. He has served on numerous boards, including the board of directors of the Silicon Valley Manufacturing Group. Mr. Rowe holds a B.S. in Engineering from the U.S. Military Academy at West Point, and an M.S. in Engineering Management from George Washington University in Washington, D.C.

TONY NICHOLLS joined us in October 2000 as our Executive Vice President, Chief Operating Officer. From January 1999 until joining us, he served as Vice President of Operations of Plexus Corp. From 1993 to January 1999, Mr. Nicholls held a number of manufacturing and quality management positions at SCI Systems. Mr. Nicholls holds a degree in Mechanical Engineering from South Dakota School of Mines and Technology.

ROBERT F. SUBIA joined us from Micron Technology, Inc. in February 1993 as Director of Sales. In November 1999, he was appointed and continues to serve as President and Chief Sales and Marketing Officer. From April 1995 to November 1999, he served as our President and Chief Executive Officer. Mr. Subia holds a B.S. in Business Administration with an emphasis in Marketing from Boise State University.

CHRIS J. ANTON joined us in July 1996 and now serves as our Executive Vice President, Finance and Chief Financial Officer. From July 1996 to October 1997, he served as our Corporate Controller. He was appointed Vice President, Finance and Chief Financial Officer in October 1997 and Executive Vice President, Finance in September 2000. Prior to joining us, Mr. Anton served as the Chief Financial Officer of Futura Corporation from February 1996 to July 1996. From September 1994 to February 1996, he held the positions of President and General Manager of Image National, Inc., and prior to joining Image National he served as Vice President of Engineering and New Product Development at Morrison Knudsen Corporation. Mr. Anton's background also includes five years of industry experience in financial and technical positions with Hewlett Packard Company and Micron Technology, Inc. Mr. Anton received a B.S. in Chemistry from the University of Idaho and an M.B.A. from the Columbia University School of Business.

ANGELO M. NINIVAGGI joined us in January 1998 and now serves as our Executive Vice President, General Counsel and Corporate Secretary. From January 1998 to September 1998, he served as our Chief Corporate Counsel. He was appointed Corporate Secretary in May 1998, Vice President and General Counsel in September 1998, and Executive Vice President in September 2000. From March 1996 until joining us, Mr.

Ninivaggi served as Corporate Counsel with Micron Electronics, Inc. Prior to Mr. Ninivaggi's employment with Micron Electronics, Inc., he worked as an associate with the law firm of Weil, Gotshal & Manges in New York. Mr. Ninivaggi holds a B.A. in Economics from Columbia University, an M.B.A. in Finance from Fordham University, and a J.D. from Fordham University.

R. STEPHEN CHEHEYL joined our board of directors in connection with the recapitalization. Since his retirement in December 1995, Mr. Cheheyl has been a private investor and independent consultant. From October 1994 to December 1995, he served as Executive Vice President, Business Operations of Bay Networks, Inc., which was formed through the merger of Wellfleet Communications, Inc. and Synoptics Communications, Inc. From December 1990 to October 1994, Mr. Cheheyl served as Senior Vice President of Finance and Administration of Wellfleet. He also serves as a director of Sapient Corporation. Mr. Cheheyl received an A.B. from Dartmouth College and an M.B.A. from Northwestern University.

JOHN A. DOWNER joined our board of directors in connection with the recapitalization and has been Chairman since September 2000. Since December 1996, Mr. Downer has served as a Managing Director of Cornerstone. From 1989 to December 1996, Mr. Downer was a partner of various venture capital funds managed by Prudential Equity Investors, Inc. Mr. Downer is also a director of several privately held companies. Mr. Downer received an A.B., M.B.A. and J.D. from Harvard University.

C. NICHOLAS KEATING joined our board of directors in connection with the recapitalization. Mr. Keating is currently the President, CEO and Director of IP Infusion Inc., an Internet Protocol software developer. Mr. Keating has been an independent business advisor since 1993 to a number of companies principally in the networking, software, semiconductor and imaging industries. From February 1999 to January 2000, Mr. Keating was President and CEO of US Search.com Inc. Mr. Keating was Vice President of Network Equipment Technologies, a wide area networking company, from 1987 to 1993. Mr. Keating currently serves as a Director of Energy Solutions International, a European systems company serving the global energy market, and Foundry Networks, Inc., a supplier of high performance networking products. Mr. Keating holds a B.A. and an M.A. from American University and was a former Fulbright Scholar.

MICHAEL E. NAJJAR joined our board of directors in connection with the recapitalization. Mr. Najjar has served as a Managing Director of Cornerstone since February 1997. From January 1996 to February 1997, Mr. Najjar was a partner at Advanta Partners LP, a private equity firm. Prior to 1996, Mr. Najjar worked in the Corporate Finance Department of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Najjar is also a director of several privately held companies. Mr. Najjar received a B.A. from Cornell University and an M.B.A. from The Wharton School at the University of Pennsylvania.

MARK ROSSI joined our board of directors in connection with the recapitalization. Since December 1996, Mr. Rossi has served as a Managing Director of Cornerstone Equity Investors, LLC. Prior to joining Cornerstone, from 1994 to 1996, Mr. Rossi served as President of Prudential Equity Investors, Inc. Mr. Rossi currently serves as Director of Maxwell Technologies, Inc., Centurion Wireless Technologies, Inc., Novatel Wireless, Inc., True Temper Sports, Inc. and several other private companies. Mr. Rossi holds a B.A. from Saint Vincent College and an M.B.A. from Northwestern University.

DIRECTOR COMPENSATION

            Our board members receive no remuneration for their services as directors. We reimburse our directors for travel and lodging expenses, if any, incurred in connection with attendance at Board meetings. On September 14, 2000, we granted options for the purchase of 40,000 shares of our common stock to each of our five outside directors.

ITEM 11: EXECUTIVE COMPENSATION

               The following table summarizes the annual and long-term compensation for services in all capacities rendered to us for each of fiscal years 2000, 1999 and 1998, by those who served as (i) chief executive officer during fiscal years 2000, 1999 and 1998 and (ii) the four most highly compensated executive officers for the fiscal years ended 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                         ANNUAL COMPENSATION                         COMPENSATION
                                    ------------------------------------------------------------   ---------------
                                                                                         (2)              (3)
                                                                                        OTHER          SECURITIES            (4)
                                                                      (1)               ANNUAL         UNDERLYING         ALL OTHER
NAME                                YEAR           SALARY            BONUS          COMPENSATION   OPTIONS/SARS (#)     COMPENSATION
                                    ----           -------         ---------            ------           -------             -----
Richard L. Rowe                     2000        $  222,115        $     --          $   21,087           250,000        $      503
  Chief Executive Officer,          1999              --                --                --                --                --
  Director                          1998              --                --                --                --                --

Robert F. Subia                     2000           250,000               135            29,326            37,500             1,717
  President and Chief Sales and     1999           260,096               510            29,326              --               1,741
  Marketing Officer                 1998           245,051         1,226,686            36,107           250,000             4,700

Chris J. Anton                      2000           156,153               135            18,191            15,000             1,615
  Executive Vice President,         1999           154,903               879            16,621              --               1,622
  Finance and Chief Financial       1998           130,616            37,506             5,250           145,000             3,408
  Officer

Angelo Ninivaggi (5)                2000           135,077               135            15,902              --               1,583
  Executive Vice President,         1999           118,250             1,641            12,547            50,000             1,563
  General Counsel and               1998            85,199            14,416             8,089            40,000             1,500
  Corporate Secretary

Richard Downing (6)                 2000           138,462               135            10,038              --               1,068
  President and Chief               1999           175,385            20,094            14,826           200,000             1,924
  Operating Officer                 1998              --                --                --                --                --

William Anderson(7)
   Vice President                   2000           165,000            20,000            14,855            75,000             2,013
    Materials and Supply            1999              --                --                --                --                --
    Chain Management                1998              --                --                --                --                --

(1) In connection with the Recapitalization, Robert F. Subia entered into an agreement with MEI, effective as of the closing date of the Recapitalization, terminating his employment relationship with MEI. Pursuant to a termination agreement, Mr. Subia received a lump-sum payment of $1,026,223 in fiscal 1998.

(2) Represents amounts paid to Named Executive Officers for accrued vacation time.

(3) Fiscal year 1998 and 1999 options were issued pursuant to the MCMS 1998 Stock Option Plan.

(4) Fiscal year 1998 and 1999 represent amounts paid on behalf of each of the officers under MCMS's defined contribution plan.

(5) Mr. Ninivaggi was appointed Vice President, General Counsel and Corporate Secretary effective September 1998.

(6) Mr. Downing was President and Chief Operating Officer of our company. Mr. Downing's employment with us ceased on January 24, 2000.

(7)   Mr. Anderson ceased to be an executive officer effective September 2000.

       The following table sets forth certain information regarding the options granted to executive officers during fiscal 2000 pursuant to MCMS's 1998 Stock Option Plan (the "Option Plan").

                                                 Individual Grants
                         -------------------------------------------------------------------
                                                                                                         Potential Realizable
                                                                                                           Value at Assumed
                            Number of          % of Total                                                Annual Rates of Stock
                           Securities         Options/SAR's                                               Price Appreciation
                           Underlying          Granted to       Exercise or                               For Option Term (2)
                          Options/SARs        Employees in      Base Price        Expiration           ------------------------
Name                     Granted (#)(1)        Fiscal Year        ($/Sh)             Date              5% ($)           10% ($)
----                     --------------        -----------        ------             ----              ------           -------
Richard Rowe(1) ...          250,000              23.8%          $   2.27          11/08/09              --                --

Rob Subia(1) ......           37,500               3.6%              2.27          11/08/09              --                --


Chris Anton(1) ....           15,000               1.4%              2.27          06/05/10              --                --

Angelo M. Ninivaggi             --                --                 --                --                --                --

Richard Downing ...             --                --                 --                --                --                --

William Anderson(1)           75,000               7.1%              2.27          08/23/09              --                --

-------------------

(1) With respect to the options in this table, options under the plan are subject to vesting based on time, performance or a combination of these factors, as determined by the board of directors at the time of the grant.

(2) All options were granted at an exercise price above the estimated fair value of the common stock.


COMPENSATION COMMITTEE OF THE BOARD

            During fiscal 2000, our compensation committee was comprised of Mr. Keating and Mr. Rossi. The compensation committee met four times in fiscal 2000 and intends to meet annually or more frequently as necessary. The compensation committee reviews and makes recommendations to the board regarding our compensation policies and all forms of compensation to be provided to our executive officers and directors. In addition, the compensation committee reviews bonus and stock compensation arrangements for all of our employees and directors.

EXECUTIVE OFFICER COMPENSATION

            Our executive officer compensation programs are described below for the purpose of providing a general understanding of the various components of executive officer compensation. These executive officer compensation programs are designed to attract, retain and reward highly qualified executive officers who are important to the success of our company and to provide incentives relating directly to the financial performance and long term growth of our company. The following is a summary of the executive officer compensation programs:

CASH COMPENSATION

            Base Salary. The base salary of each executive officer is established primarily upon (i) a review of executive compensation offered by companies generally comparable to our company, and (ii) a subjective evaluation of the executive officer's expected contribution to our company, including individual performance, level of responsibility, and technical expertise.

            Performance Bonuses. Cash bonuses to executive officers are intended to reward executive officers for our financial performance during the fiscal year and are earned and paid pursuant to the our Executive Bonus Plan, which was approved by our Board of Directors in February 2000. Bonuses awarded under the Executive Bonus Plan are based on the achievement of certain working capital targets and a certain level of earnings, before interest, taxes, depreciation, and amortization, as determined by the Board of Directors. Performance bonuses are generally payable within ninety (90) days after the completion of the audit of our fiscal year, but may be payable, in part, on a quarterly basis after the end of each fiscal quarter, unless otherwise determined by the Committee. No performance bonuses have been or are anticipated to be paid to our executive officers for fiscal 2000.

EQUITY COMPENSATION

            To provide long-term incentive to our executive officers and key employees, we grant stock options to such persons pursuant to our 1998 Stock Option Plan. Such options provide a link to long-term growth in the value of our Common Stock. Which employees receive stock options and the number of stock options granted is determined at the discretion of the Board of Directors. Stock options granted to executive officers typically have a term of ten (10) years. A portion of the options granted to executive officers will vest over four years from the vesting commencement date and a portion will vest if certain financial performance targets are met (or at the end of seven years if such targets are not met and if the executive officer has remained continuously employed with
us).

OTHER COMPENSATION

            In addition to cash and equity compensation programs, executive officers participate in various other employee benefit plans, including, but not limited to, a time-off plan. Under the time-off plan, our full-time employees (including executive officers) are allowed to accumulate a predetermined number of hours based on length of service for vacation, holidays, sick time, emergencies and personal needs. No employee may accumulate hours in excess of
400. We may also fund executive officer participation in various professional organizations and professional associations.

CEO COMPENSATION

            Richard Rowe is our Chief Executive Officer. Mr. Rowe's base compensation is based on an analysis of compensation paid to chief executive officers of comparable companies and on a subjective analysis of Mr. Rowe's experience, level of responsibility, and contribution to our company. In fiscal 2000, Mr. Rowe's annualized base salary was $275,000. No bonus was earned or paid to Mr. Rowe pursuant to the Executive Bonus Plan in fiscal 2000. Mr. Rowe was granted options to purchase 250,000 shares of our common stock in fiscal 2000.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

            The Omnibus Budget Reconciliation Act of 1993 added Section 162(m) to the Internal Revenue Code. Section 162(m) limits deductions for certain executive compensation in excess of $1 million. Certain types of compensation are deductible only if performance criteria are specified in detail, and payments are contingent upon stockholder approval of the compensation arrangement. We believe that it is generally in the best interests of our stockholders to structure our compensation plans to achieve maximum deductibility under Section 162(m) with minimal sacrifices in flexibility and corporate objectives. With respect to non-equity compensation arrangements, the compensation committee has reviewed the terms of those arrangements likely to be subject to Section 162(m) and believes that at this time we are in compliance with Section 162(m). We also believe the 1998 Stock Option Plan is in compliance with Section 162(m). The compensation committee will continue to monitor compliance with Section 162(m) and will take appropriate action if warranted. Since corporate objectives may not always be consistent with the requirement for full deductibility, it is conceivable that we may enter into compensation arrangements under which payments are not deductible under Section 162(m). Deductibility is not the sole factor used by the compensation committee in ascertaining appropriate levels or modes of compensation.

EMPLOYMENT AGREEMENTS

            During fiscal 2000, we entered into an employment agreement with Richard L. Rowe governing the terms and conditions of Mr. Rowe's employment with us as our Chief Executive Officer. During fiscal year 1999, we entered into employment agreements with Richard Downing, David Garcia and Angelo M. Ninivaggi, which provided for employment periods of two, three, and three years, respectively. During fiscal year 1998 and in connection with the recapitalization, we entered into employment agreements with each of Robert F. Subia and Chris J. Anton, which provided for employment periods ending on the third anniversary date of the closing of the recapitalization. As described below, Messrs. Downing and Garcia are no longer employed by us. Under the employment agreements, the individuals:

- receive an annual base salary (as set by our board of directors or compensation committee but subject to minimum amount);
- are eligible to participate in all of our employee benefit programs for which our senior executive employees are generally eligible, including the 1998 Stock Option Plan;
-     receive other employee benefits; and
- have employment periods which will automatically terminate upon resignation, death or permanent disability or incapacity, or upon termination by us, with or without cause.

            If we terminate the employment period without cause, or if we constructively terminate the individual, the affected individual, in the case of Messrs. Subia, Anton and Ninivaggi, is entitled to receive his base salary plus all fringe benefits (but no bonuses) for 18 months following termination in the case of Mr. Subia, and up to 12 months following termination for the other individuals. If we terminate Mr. Rowe without cause, or if we constructively terminate Mr. Rowe, Mr. Rowe is entitled to receive his base salary and health and welfare benefits for 12 months following termination plus a pro rata bonus based upon Mr. Rowe's duration of employment during the fiscal year in which his employment terminated and our performance through the date of termination. If the employment period terminates upon the individual's death or permanent disability, the individual, in the case of Messrs. Subia, Anton, and Ninivaggi, is entitled to receive his base salary for 12 months following such termination. If the employment period terminates upon the individual's resignation (other than if we constructively terminate) or incapacity, or is terminated by us for cause, the individual will be entitled to receive his base salary through the date of termination. Under the employment agreements, the individuals agree not to:

- compete with us during the period in which he is employed by us and for 12 months thereafter in the case of Mr. Rowe, 18 months thereafter in the case of Mr. Subia, and either 6 or 12 months thereafter for the other individuals;
-     disclose any confidential information;
- solicit or hire any of our employees or our subsidiary's employees during the noncompete period; and
- induce or attempt to induce any of our customers, suppliers, licensees, licensors, franchisees or other business relations to cease doing business with us during the noncompete period.

            In connection with Mr. Garcia's termination of employment in September 1999, we entered into a severance agreement and release, requiring among other things, for a period of approximately 10 months following his employment termination, that we continue to pay wages to Mr. Garcia and that he not compete with us, solicit or hire our employees, or induce or attempt to induce any of our customers, suppliers, licensees, licensors, franchisees or other business relations to cease doing business with us. The scope of these conditions are consistent with his employment agreement.

            In connection with Mr. Downing's termination of employment in January 2000, we entered into a severance agreement and release under which we paid wages to Mr. Downing for two months following his employment termination.

1998 STOCK OPTION PLAN

            In order to provide financial incentives for our senior executives and other employees, the board of directors has adopted the 1998 Stock Option Plan pursuant to which it grants options to purchase Class A common stock to our senior executives and other employees of MCMS and its subsidiaries. Under the plan, we also grant options to purchase Class A common stock to our consultants. The plan provides for option grants representing 3,000,000 common stock. Options under the plan are subject to vesting based on time, performance or a combination of these factors, as determined by the board of directors at the time of grant. Options granted to other key employees vest over four years from the date of grant. As of October 31, 2000, we had 2,486,625 options outstanding under the plan. Upon an employee's termination with us, all of the employee's unvested options will expire and the exercise period of all the employee's vested options will be reduced to a period ending no later than 30 days after such employee's termination.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information, as of October 5, 2000 regarding the beneficial ownership of (i) capital stock (other than Redeemable Preferred Stock) held by each person (other than directors and executive officers of the Company) known to us to own more than 5% of our outstanding capital stock (other than the Redeemable Preferred Stock), (ii) capital stock held by each our directors and executive officers and (iii) capital stock held by all directors and executive officers as a group. Shares listed below for such beneficial owners include shares which can be acquired through options and/or warrants that are vested or vest within the next 60 days. To the best of our knowledge, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted.

                                                                SHARES OF COMMON STOCK BENEFICIALLY OWNED (1)
                                          ------------------------------------------------------------------------------------------
                                           Class A      Percent of        Class B     Percent of         Class C     Percent of
               NAME                        Common        Class A          Common       Class B           Common       Class C
               ----                       ---------        ----           -------        ----            ------         ---
Cornerstone Equity Investors IV, L.P.(1)  2,450,000        67.1%          419,557        33.0%             --          --
  c/o Cornerstone Equity Investors L.L.C
  717 Fifth Avenue (Suite 1100)
  New York, New York 10022

August Capital (6)                           33,333           *              --          --            424 ,632        48.5%
  2480 Sand Hill Road, Suite 101
  Menlo Park, California 94025

BT Investment Partners (2,3)                245,000         6.7           853,630        67.0              --          --
  130 Liberty Street
  New York, New York 10006

LB1 Group, Inc.                             500,000        13.7              --          --                --          --
  3 World Financial Center
  New York, New York 10285

Oak Investment Funds (4,5)                   48,845         1.3              --          --             424,632        48.5
  c/o Oak Investment Partners
  525 University Avenue, Suite 1300
  Palo Alto, California 94301

EXECUTIVE OFFICERS AND DIRECTORS

Richard Rowe (7)                             33,854           *              --          --                --          --

Robert F. Subia (8)                         119,940         3.3              --          --                --          --

Tony Nicholls                                  --          --                --          --                --          --

Chris J. Anton (9)                           59,553         1.6              --          --                --          --

Angelo Ninivaggi (10)                        41,875         1.1              --          --                --          --

R. Stephen Cheheyl (11)                         846           *              --          --               7,353           *

C. Nicholas Keating (13)                        423           *              --          --               3,676           *

Michael E. Najjar (12)                         --          67.1              --          33.0              --          --

John A. Downer (12)                            --          67.1              --          33.0              --          --

Mark Rossi (12)                                --          67.1              --          33.0              --          --

Richard Downing (14)                           --          --                --          --                --          --

William Anderson (15)                        12,500           *              --          --                --          --

Directors and executive officers          2,718,992        74.5           419,557        33.0            11,029         1.3
as a group - 12 persons (16)

                                                                SHARES OF PREFERRED STOCK BENEFICIALLY OWNED (1)
                                              -------------------------------------------------------------------------------------
                                              Series A      Percent of       Series B     Percent of        Series C     Percent of
               NAME                           Preferred      Series A        Preferred     Series B        Preferred      Series C
               ----                           ---------        ----           -------        ----            ------         ---
Cornerstone Equity Investors IV, L.P.(1)      2,450,000        74.3%          123,529        14.3%             --          --
  c/o Cornerstone Equity Investors L.L.C
  717 Fifth Avenue (Suite 1100)
  New York, New York 10022

August Capital (6)                                 --          --                --          --             424,632        48.5%
  2480 Sand Hill Road, Suite 101
  Menlo Park, California 94025

BT Investment Partners (2,3)                    245,000         7.4           740,294        85.7              --          --
  130 Liberty Street
  New York, New York 10006

LB1 Group, Inc.                                 500,000        15.2              --          --                --          --
  3 World Financial Center
  New York, New York 10285

Oak Investment Funds (4,5)                         --          --                --          --             424,632        48.5
  c/o Oak Investment Partners
  525 University Avenue, Suite 1300
  Palo Alto, California 94301

EXECUTIVE OFFICERS AND DIRECTORS

Richard Rowe (7)                                   --          --                --          --                --          --

Robert F. Subia (8)                              14,706           *              --          --                --          --

Tony Nicholls                                      --          --                --          --                --          --

Chris J. Anton (9)                                7,353           *              --          --                --          --

Angelo Ninivaggi (10)                              --          --                --          --                --          --

R. Stephen Cheheyl (11)                            --          --                --          --               7,353           *

C. Nicholas Keating (13)                           --          --                --          --               3,676           *

Michael E. Najjar (12)                             --          74.3              --          14.3              --          --

John A. Downer (12)                                --          74.3              --          14.3              --          --

Mark Rossi (12)                                    --          74.3              --          14.3              --          --

Richard Downing (14)                               --          --                --          --                --          --

William Anderson (15)                              --          --                --          --                --          --

Directors and executive officers              2,472,059        75.8           123,529        14.3            11,029         1.3
as a group - 12 persons (16)

------------------------------------

* Less than 1% of the outstanding shares of common stock. Notes continued on next page

(1) Class B common stock includes 296,028 shares issuable upon exercise of warrants.

(2) Includes shares beneficially owned by Bankers Trust Company, an affiliate of BT Investment Partners.

(3) Class B common stock includes 113,336 shares issuable upon exercise of warrants.

(4) Includes shares owned by Oak VII Affiliate Fund and Oak Investment Partners, which are affiliates of Oak Investment Funds. Mr. Frederic W. Harman is a principal of Oak Investment Partners, and accordingly, may be deemed to beneficially own shares owned by these entities. Mr. Harman disclaims beneficial ownership of any of those shares in which he does not have a pecuniary interest.

(5) Class A common stock includes 48,845 shares issuable upon exercise of warrants.

(6) Class A common stock includes 33,333 shares issuable upon exercise of warrants. Messrs. David Marquardt, John Johnston and Andy Rappaport are principals of August Capital L.P. Accordingly, Messrs. Marquardt Johnston and Rappaport may be deemed to beneficially own shares owned by this fund. Each person disclaims ownership of any of those shares in which he does not have a pecuniary interest.

(7) Class A common stock reflects 33,854 shares issuable upon exercise of options.

(8) Class A common stock includes 105,234 shares issuable upon exercise of options and warrants.

(9) Class A common stock includes 52,200 shares issuable upon exercise of options and warrants.

(10) Class A common stock reflects 41,875 shares issuable upon exercise of options.

(11) Class A common stock includes 846 shares issuable upon exercise of warrants.

(12) Messrs. Downer, Rossi and Najjar are each managing directors of Cornerstone Equity Investors, L.L.C., the sole general partner of Cornerstone Equity Investors IV, L.P. Accordingly, Messrs. Downer, Najjar and Rossi may be deemed to beneficially own shares owned by this fund. Each such person disclaims beneficial ownership of any of those shares in which he does not have a pecuniary interest.

(13) Class A common stock includes 423 shares issuable upon exercise of warrants.

(14)  Mr. Downing's employment with us ceased on January 24, 2000.

(15) Class A common stock reflects 12,500 shares issuable upon exercise of options. Mr. Anderson ceased to be an executive officer effective September 2000.

(16) See Notes (1) through (11), (13) and (15). Includes an aggregate of 738,474 shares issuable upon the exercise of currently exercisable options and warrants held by Cornerstone and our executive officers and directors.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AMENDED AND RESTATED CREDIT FACILITY

         On September 29, 2000 an affiliate of Lehman Brothers Inc. purchased the 500,000 shares of Class A Common Stock and the 500,000 shares of Convertible Preferred Stock previously held by Micron Electronics, Inc. On the same date, an affiliate of Lehman Brothers, Inc. participated in the Amended and Restated Credit Facility by providing the funding for the $37.0 million Term Loan B. The loan bears interest at the lesser of PNC Bank's base rate plus 4.25% or the one, two or three month LIBOR plus 6.50%. At the closing of the Amended and Restated Credit Facility, we paid Lehman Brothers a commitment fee of $1.3 million.

MANAGEMENT SERVICES AGREEMENT

         In connection with the recapitalization, we entered into a five-year management services agreement with Cornerstone Equity Investors pursuant to which Cornerstone agreed to provide:

-    general management services;

- assistance with the identification, negotiation and analysis of acquisitions and dispositions;

-    assistance with the negotiation and analysis of financial alternatives; and

-    other services agreed upon by us and Cornerstone.

         In exchange for such services, Cornerstone receives an annual management fee of $250,000, plus reasonable out-of-pocket expenses (payable quarterly) and a transaction fee in an amount equal to 1.0% of the aggregate transaction value in connection with the consummation of any material acquisition, divestiture, financing or refinancing by us or any of it subsidiaries. In fiscal years 2000, 1998 and 1999, Cornerstone earned fees aggregating $250,000, $850,000 and $2,835,000, respectively. Subsequent to the end of fiscal year 2000, Cornerstone earned a transaction fee of $370,000 in association with the funding of Term Loan B in the Amended and Restated Credit Facility. We believe that our agreement with Cornerstone is on terms that are no less favorable than could be obtained with unaffiliated third parties.

SHAREHOLDER NOTES

         Under a loan agreement with some of our shareholders dated February 29, 2000, we issued notes in the aggregate principal amount of $8.7 million. Under a separate agreement with the same shareholders and some additional shareholders dated August 29, 2000, we issued additional notes in the aggregate principal amount of $15.0 million.

         In connection with the $15.0 million aggregate principal of notes, we issued warrants to purchase 500,000 shares of common stock for a price of $0.001 per share. On September 29, 2000 we repaid the shareholder notes in full together with accrued interest. The following chart sets forth the amounts paid to our significant shareholders, executive officers and directors and the number of warrants held by each.

                                                                             WARRANTS
         STOCKHOLDER                                  AMOUNT PAID              HELD
         -----------                                  -----------            --------
         Cornerstone Equity Investors IV, L.P.        $14,334,387            296,028
         BT Investment Partners                         5,488,023            113,336
         Oak Investment Funds                           1,896,120             48,845
         August Capital, L.P.                           2,364,174             33,333
         Robert Subia                                      51,195              1,692
         Chris Anton                                       25,605                846
         Stephen Cheheyl                                   25,598                846
         Nicholas Keating                                  12,799                423

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)      The following are filed as a part of this report:

         Financial statements and financial statement schedules - See "Item 8. Financial Statements and Supplementary Data."

Exhibit  Description
-------  -----------
2.1      Recapitalization Agreement, dated as of December 21, 1997, by and among
         MCMS, Inc., Micron Electronics, Inc. and Cornerstone Equity Investors
         IV, L.P. incorporated by reference to Exhibit 2.1 in Registration
         Statement on Form S-4 (Registration No. 333-50981).

2.2      Amended and Restated Recapitalization Agreement, dated as of February
         1, 1998, by and among MCMS, Inc., Micron Electronics, Inc., MEI
         California, Inc. and Cornerstone Equity Investors IV, L.P. incorporated by reference to Exhibit 2.2 in Registration Statement on Form S-4
         (Registration No. 333-50981).

2.3 First Amendment to the Amended and Restated Recapitalization Agreement, dated as of February 26, 1998, by and among MCMS, Inc., Micron
         Electronics, Inc., MEI California, Inc. and Cornerstone Equity
         Investors IV, L.P. incorporated by reference to Exhibit 2.3 in Registration Statement on Form S-4 (Registration No. 333-50981).

3.1      Articles of Incorporation of MCMS, Inc.

3.2      By-laws of MCMS, Inc.

4.1 Indenture, dated as of February 26, 1998, by and between MCMS, Inc. and United States Trust Company of New York, as trustee, paying agent and registrar, with respect to 9 -3/4% Senior Subordinated Notes due 2008 and the Floating Interest Rate Subordinated Term Securities due 2008 incorporated by reference to Exhibit 4.1 in Registration Statement on Form S-4 (Registration No. 333-50981).

4.2      Exchange Indenture, dated as of February 26, 1998, by and between MCMS,
         Inc. and United States Trust Company of New York, as paying agent and registrar, with respect to the 12 -1/2% Subordinated Exchange
         Debentures due 2010 incorporated by reference to Exhibit 4.2 in Registration Statement on Form S-4 (Registration No. 333-50981).

4.3 Certificate of Designation, dated as of February 26, 1998, with respect to the 12 -1/2% Senior Exchangeable Preferred Stock and 12 -1/2% Series
         B Senior Exchangeable Preferred Stock incorporated by reference to
         Exhibit 4.3 in Registration Statement on Form S-4 (Registration No.
         333-50981).

4.4 First Supplemental Indenture, dated as of April 23,1998 by and between MCMS, Inc. and United States Trust Company of New York, as trustee, with respect to 9 -3/4% Senior Subordinated Notes due 2008 and the Floating Interest Rate Subordinated Term Securities due 2008 incorporated by reference to Exhibit 4.4 in Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-50981).

10.1 Management Services Agreement, dated as of February 26, 1998, by and between MCMS, Inc. and Cornerstone Equity Investors, LLC incorporated by reference to Exhibit 10.1 in Registration Statement on Form S-4
         (Registration No. 333-50981).

10.2     Purchase Agreement, dated February 19, 1998, by and between MCMS, Inc.
         and BT Alex. Brown Incorporated incorporated by reference to Exhibit
         10.2 in Registration Statement on Form S-4 (Registration No.
         333-50981).

10.3 Registration Rights Agreement, dated as of February 26, 1998, by and between MCMS, Inc. and BT Alex. Brown Incorporated incorporated by reference to Exhibit 10.3 in Registration Statement on Form S-4
         (Registration No. 333-50981).

10.4     Amended and Restated Revolving Credit, Equipment Loan, Term Loan and
         Security Agreement, dated as of September 29, 2000, by and among PNC
         Bank, as agent and co-lead arranger, and Lehman Brothers Inc., as co-lead arranger.

10.5     Loan Agreement, dated as of February 29, 2000, between MCMS, Inc. and
         Cornerstone Equity Investors IV, L.P., Bankers Trust Company, Oak
         Investment Funds and August Capital incorporated by reference to
         Exhibit 10.4(d) to the Quarterly Report on Form 10-Q for the quarter ended March 2, 2000.

10.6     Loan Agreement, dated as of August 29, 2000, between MCMS, Inc. and
         Cornerstone Equity Investors IV, L.P., Bankers Trust Company, Oak
         Investment Funds, August Capital, and other lenders named therein.
         Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-1 (Registration No. 333-46668).

10.7     Warrant Purchase Agreement, dated August 29, 2000, between MCMS, Inc.
         and Cornerstone Equity Investors IV, L.P., Bankers Trust Company, Oak
         Investment Funds, August Capital, and other persons named therein.
         Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-1 (Registration No. 333-46668).

10.8 Employment Agreement, dated as of February 26, 1998, by and between MCMS, Inc. and Robert F. Subia incorporated by reference to Exhibit
         10.7 in Registration Statement on Form S-4 (Registration No.
         333-46668).

10.9 Employment Agreement, dated as of February 26, 1998, by and between MCMS, Inc. and Chris Anton incorporated by reference to Exhibit 10.8 in Registration Statement on Form S-4 (Registration No. 333-50981).

10.10 Employment Agreement, dated as of October 12, 1998, by and between MCMS, Inc. and David Garcia incorporated by reference to Exhibit 10.9(a) in the Quarterly Report on Form 10-Q for the quarter ended December 3, 1998.

10.11 Employment Agreement, dated as of December 2, 1998, by and between MCMS, Inc. and Richard Downing incorporated by reference to Exhibit 10.9(b) in the Quarterly Report on Form 10-Q for the quarter ended December 3, 1998.

10.12 Employment Agreement, dated as of December 21, 1998, by and between MCMS, Inc. and Angelo Ninivaggi incorporated by reference to Exhibit 10.9(c) in the Annual Report on Form 10-K for the fiscal year ended September 2, 1999.

10.13 Employment Agreement, dated December 3, 1999, by and between MCMS, Inc. and Richard Rowe incorporated by reference to Exhibit 10.9(d) in the Quarterly Report on Form 10-Q for the quarter ended December 2, 1999.

10.14 Termination Agreement, dated October 13, 1999, by and between MCMS, Inc. and David Garcia incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-1 (Registration No. 333-46668).

10.15 Termination Agreement, dated January 24, 2000, by and between MCMS, Inc. and Richard Downing. Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1 (Registration No. 333-46668).

10.16 Shareholders Agreement, dated as of February 26, 1998, by and among MCMS, Inc., Cornerstone Equity Investors IV, L.P., MEI California, Inc., Randolph Street Partners II, BT Investment Partners, Inc. and the other investors named therein incorporated by reference to Exhibit
         10.11 in Registration Statement on Form S-4 (Registration No.
         333-50981).

10.17 Registration Rights Agreement, dated as of February 26, 1998, by and among MCMS, Inc., Cornerstone Equity Investors IV, L.P., MEI California, Inc., Randolph Street Partners II, BT Investment Partners, Inc. and the other investors named therein incorporated by reference to
         Exhibit 10.12 in Registration Statement on Form S-4 (Registration No. 333-50981).

10.18    1998 Stock Option Plan, as amended.

10.19 Form of Stock Option Agreement for officers of MCMS, Inc. under the 1998 Stock Option Plan incorporated by reference to Exhibit 10.20(a) to the Quarterly Report on Form 10-Q for the quarter ended December 3, 1998.

10.23 Patent and Invention Disclosure Assignment and License Agreement, dated as of February 26, 1998, by and between Micron Electronics, Inc. and MCMS, Inc. incorporated by reference to Exhibit 10.22 in Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-50981).

10.24 Know-How License Agreement, dated as of February 26, 1998, by and between Micron Electronics, Inc. and MCMS, Inc. incorporated by reference to Exhibit 10.23 in Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-50981).

10.25 Forbearance Agreement, dated as of February 26, 1998, by and between Micron Electronics, Inc. and MCMS, Inc. incorporated by reference to
         Exhibit 10.24 in Amendment No. 1 to Registration Statement on Form S-4 (Registration No. 333-50981).

10.26 Lease, dated as of June 18, 1999, by and between MCMS, Sdn. Bhd. and Klih Project Management, Sdn. Bhd. incorporated by reference to Exhibit 10.17(a) in the Quarterly Report on Form 10-Q for the fiscal quarter ended June 3, 1999.

10.27 Sublease Agreement, dated as of October 6, 1999, by and between MCMS de Mexico S. de R.L. de C.V. and SMTC de Mexico incorporated by reference to Exhibit 10.17(b) in the Annual Report on Form 10-K for the fiscal year ended September 2, 1999.

10.28 Lease, dated as of December 1994, by and between MCMS, Inc. and Tri-Center South Limited Partnership, as amended, incorporated by reference to Exhibit 10.18 in Registration Statement on Form S-4 (Registration No. 333-50981).

10.29 Lease Agreement, dated February 9, 2000, between MCMS, Inc. and South San Jose, LLC

16.1     Letter re Change in Certifying Accountant incorporated by reference to
         Exhibit 16.1 in Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-50981).

21.1 Subsidiaries of MCMS, Inc. Incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1 (Registration No. 333-46668).

27.1     Financial Data Schedule.

---------------

 (b): Reports on Form 8-K:

         During the fourth quarter of Fiscal 2000, no reports on Form 8-K were filed

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Nampa, State of Idaho, on November 15, 2000.

                                      MCMS, Inc.



                                      By: /s/  Chris J. Anton
                                      (Chris J. Anton, Executive Vice President,
                                      Finance and Chief Financial Officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 NAME                             TITLE                                   DATE
                 ----                             -----                                   ----
/s/       Richard L. Rowe                    Chief Executive                        November 15, 2000
                                     Officer and Director (Principal
                                            Executive Officer)

/s/       Robert F. Subia                President, Chief Sales                     November 15, 2000
                                         and Marketing Officer
                                              and Director

/s/       Chris J. Anton            Executive Vice President, Finance               November 15, 2000
                                       and Chief Financial Officer
                                      (Principal Financial Officer
                                         and Accounting Officer)

/s/       R. Stephen Cheheyl                    Director                            November 15, 2000

/s/       John A. Downer                        Director                            November 15, 2000

/s/       C. Nicholas Keating                   Director                            November 15, 2000

/s/       Michael E. Najjar                     Director                            November 15, 2000

/s/       Mark Rossi                            Director                            November 15, 2000