Form 10-Q
period 2000-11-30
MCMS INC /DE/
filed 2001-01-11
CIK 1124073

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter period ended November 30, 2000
OR
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

                (408) 284-3500
 (Registrant's telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes      X      No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes            No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of Class A Common Stock outstanding at November 30, 2000:	3,322,990
Shares of Class B Common Stock outstanding at November 30, 2000:	863,823
Shares of Class C Common Stock outstanding at November 30, 2000:	874,999

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MCMS, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	November 30,	August 31,
As of	2000	2000

ASSETS
Current Assets:
Trade account receivable, net of allowances for doubtful accounts of $254 and $215	$ 92,718	$ 62,114
Inventories	121,066	89,537
Other current assets	2,650	1,947

Total current assets	216,434	153,598
Property, plant and equipment, net	62,777	57,657
Other assets	10,060	6,247

Total assets	$ 289,271	$ 217,502

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Outstanding checks	$ 16,526	$ 5,220
Current portion of long-term debt	2,766	1,551
Accounts payable and accrued expenses	120,520	102,323
Advance from customer	5,000	5,000
Interest payable	5,244	9,419

Total current liabilities	150,056	123,513
Long-term debt, net of current portion	227,590	192,299
Long-term debt - related parties	37,000	23,326
Other liabilities	3,096	3,183

Total liabilities	417,742	342,321

Redeemable preferred stock, no par value, 750,000 shares authorized; 351,253 and 340,619 shares issued and outstanding, respectively; mandatory redemption value of $35.1 million and $34.1 million, respectively	34,380	33,295

SHAREHOLDERS' DEFICIT

Series A convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 3,261,177 shares issued; aggregate liquidation preference of $36,949,135	3	3

Series B convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 863,823 shares issued and outstanding; aggregate liquidation preference of $9,787,115	1	1

Series C convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 874,999 shares issued and outstanding; aggregate liquidation preference of $9,913,739	1	1

Class A common stock, par value $0.001 per share, 30,000,000 shares authorized; 3,322,990 shares issued	3	3

Class B common stock, par value $0.001 per share, 12,000,000 shares authorized; 863,823 shares issued and outstanding	1	1

Class C common stock, par value $0.001 per share, 2,000,000 shares authorized; 874,999 shares issued and outstanding	1	1

Additional paid-in capital	56,428	56,211
Accumulated other comprehensive loss	(2,497)	(2,577)
Deferred compensation	(1,248)	-
Deficit	(215,492)	(211,706)
Less treasury stock at cost:
Series A convertible preferred stock, 3,676 shares outstanding	(42)	(42)
Class A common stock, 4,551 shares outstanding	(10)	(10)

Total shareholders' deficit	(162,851)	(158,114)

Total liabilities and shareholders' deficit	$ 289,271	$ 217,502

MCMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
	Three months ended
	November 30,	December 2,
	2000	1999

Net sales	$ 200,477	$ 100,016
Cost of goods sold	189,766	93,912

Gross profit	10,711	6,104
Selling, general and administrative expenses (includes stock compensation expense of $54 and $ - , respectively)	6,968	5,833

Income from operations	3,743	271
Interest expense, net	7,105	5,335

Loss before taxes and extraordinary item	(3,362)	(5,064)
Income tax provision	50	-

Loss before extraordinary item	(3,412)	(5,064)
Extraordinary item - loss on early extinguishment of debt, net of income tax benefit of $ -	(374)	-

Net loss	(3,786)	(5,064)

Redeemable preferred stock dividends and accretion of preferred stock discount	(1,086)	(962)

Net loss to common stockholders	$ (4,872)	$ (6,026)

Net loss per common share - basic and diluted:
Loss before extraordinary item	$ (0.89)	$ (1.20)
Extraordinary item	(0.07)	-

Net loss per common share - basic and diluted	$ (0.96)	$ (1.20)

Weighted average common shares outstanding - basic and diluted	5,057,262	5,031,636

MCMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
	Three months ended
	November 30,	December 2,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,786)	$ (5,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,350	4,174
Gain on sale of property, plant and equipment	-	(7)
Stock-based compensation expense	54	-
Write-off of deferred loan costs	374	-
Changes in operating assets and liabilities:
Receivables	(30,706)	6,112
Inventories	(31,553)	(7,615)
Accounts payable and accrued expenses	14,462	(5,087)
Interest payable	4,175	4,275
Deferred income taxes	-	1,993
Other	(19)	(269)

Net cash used for operating activities	(43,649)	(1,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,723)	(1,589)
Proceeds from sales of property, plant and equipment	-	37

Net cash used for investing activities	(2,723)	(1,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on line of credit	29,096	3,183
Proceeds from term loan A	8,000	-
Proceeds from related parties	37,000	-
Repayment of notes from shareholders	(23,700)	-
Repayments of debt	(590)	(176)
Payment of deferred debt issuance costs	(3,290)	-
Payment of deferred public offering costs	(148)	-

Net cash provided by financing activities	46,368	3,007

Effect of exchange rate changes on cash and cash equivalents	4	33

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$ -	$ -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(TABULAR DOLLAR AMOUNTS IN THOUSANDS)

1.     General

        The information included in the accompanying consolidated interim financial statements is unaudited and should be read in conjunction with the annual audited financial statements and notes thereto contained in the Company's Report on Form 10-K for the fiscal year ended August 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.     Effect of Recently Issued Accounting Standards

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB No. 101B, which delayed the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that SAB No. 101 will have a material effect on its financial position or results of operations.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," SFAS No. 133 and No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 138 in the first quarter of fiscal 2001 did not have a material effect on the Company's financial position or results of operations.

3.    Inventories

	November 30,	August 31,
	2000	2000

Raw materials and supplies	$ 80,227	$ 59,585
Work in process	36,530	28,596
Finished goods	4,309	1,356

	$ 121,066	$ 89,537

4.      Property,  plant and equipment

        For the three months ended November 30, 2000, the Company revised the estimated service life of manufacturing equipment from five to seven years, based upon an analysis of historical equipment life cycles, future usage and external market demand for used equipment. This change in accounting estimate is treated prospectively in the statement of operations and resulted in a $1.2 million decrease to depreciation expense ($1.2 million net of taxes and $0.24 per share) during the quarter.

5.      Accounts payable and accrued expenses
	November 30,	August 31,
	2000	2000

Trade accounts payable	$ 107,093	$ 94,404
Salaries, wages, and benefits	4,903	4,321
Equipment contracts payable	4,787	1,067
Other	3,737	2,531

	$ 120,520	$ 102,323

6.     Long-term Debt
	November 30,	August 31,
	2000	2000

Revolving credit facility, principal payments at the Company's option to
February 26, 2004, interest due monthly and accrues at the lesser of
Prime + 0.50% or LIBOR +2.75% (9.59% and 8.87% weighted average rates at November 30, 2000 and August 31, 2000, respectively)

	$ 40,985	$ 12,445

Equipment loan facility, principal payments, as defined, through February 26, 2004, interest due monthly and accrues at the lesser of Prime + 0.75% or LIBOR + 3.00% (10.25% and 9.75% interest rate at November 30, 2000 and August 31, 2000, respectively)	5,640	5,230

Term loan A, principal due in equal monthly installments of $95,238 commencing November 1, 2000 with balance due upon maturity on February 26, 2004, interest due monthly and accrues at the lesser of Prime + 1.25% or LIBOR + 3.50% (10.75% interest rate at November 30, 2000)	7,905	-

Senior subordinated notes (the "Fixed Rate Notes"), unsecured, interest at 9.75% due semiannually, mature on March 1, 2008	145,000	145,000

Floating interest rate subordinated term securities, (the "Floating Rate Notes"), unsecured, matures on March 1, 2008, interest due semiannually and accrues at LIBOR + 4.63% (11.45% and 10.95% interest rate at November 30, 2000 and August 31, 2000, respectively)	30,000	30,000

Other notes payable, due in varying installments through November 1, 2001, interest rates ranging from 6.81% to 11.11%	826	1,175

Total debt	230,356	193,850
Less current portion	(2,766)	(1,551)

Long-term debt, net of current portion	$ 227,590	$ 192,299

        On September 29, 2000, the Company amended and restated its credit facility (the "Amended and Restated Credit Facility") to provide up to $125 million in secured financing. The Amended and Restated Credit Facility increased the revolving credit facility to $70 million from $50 million, maintained a $10 million equipment loan facility, and provided for an $8 million term loan A and a $37 million term loan B (See Note 7 - Long-term Debt - Related Parties). The revolving credit facility, equipment loan facility and term loan A are collateralized by a first priority security interest in substantially all of the Company's assets, including real property, and mature in February 2004. Term loan B is collateralized by a second priority lien on these same assets and matures in August 2004. The equipment loan facility and term loan A and B may not be re-borrowed upon repayment. The Amended and Restated Credit Facility restricts the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets or to enter into any merger or consolidation. The Amended and Restated Credit Facility also contains a covenant requiring that the Company maintain certain fixed charge ratios.

        On September 29, 2000, term loan A and B were fully funded, the proceeds of which were used to repay $23.7 million in notes from shareholders (see Note 7 - Long-term Debt - Related Parties), plus $0.6 million in accrued interest, $3.3 million in closing costs and partially pay down the revolver balance. As of January 8 2001, the Company had $52.6 million outstanding under the revolving credit facility, $5.5 million outstanding under the equipment loan facility, $7.7 million outstanding under term loan A and $37.0 million outstanding under term loan B (See Note 7 - Long-term Debt - Related Parties). As of January 8, 2001, the Company had $17.4 million available to borrow under its revolving credit facility and $3.8 million available to borrow under its equipment loan facility.

        Also on September 29, 2000, LB1 Group, Inc., purchased shares of MCMS, formerly owned by Micron Electronics of California, Inc., a less than 10% owner. LB1 Group, Inc., an affiliate of Lehman Brothers, is the lender under Term Loan B of the Amended and Restated Credit Facility (see Note 7 - Long-term Debt - Related Parties).

7.      Long-term Debt - Related Parties
	November 30,	August 31,
	2000	2000

Term loan B, mandatory prepayments due as defined, otherwise principal due upon maturity in August 2004, interest due monthly and accrues at the lesser of Prime + 4.25% or LIBOR + 6.50% (13.75% interest rate at November 30, 2000)	$ 37,000	$ -
Notes from shareholders, principal and unpaid interest due on February 27, 2004, interest accrues at LIBOR + 3.25% (9.91% at August 31, 2000)	-	23,700
Less debt discount	-	(374)

Long-term Debt - Related Parties	$ 37,000	$ 23,326

        On September 29, 2000, the Company repaid all notes from shareholders from the proceeds received from term loans provided for in the Amended and Restated Credit Facility (See Note 6 - Long-term debt). In connection with $15 million of the notes from shareholders dated August 30, 2000, the Company issued to the participating shareholders warrants for the purchase of 500,000 shares of the Company's common stock. A debt discount was recorded on August 30, 2000 for the estimated fair market value of the warrants issued with the notes from shareholders dated August 30, 2000. The early repayment of the notes from shareholders resulted in a $374,000 extraordinary loss, net of taxes, for the unamortized portion of the debt discount.

8.      Redeemable Preferred Stock

        The Redeemable Preferred Stock is subject to mandatory redemption on March 1, 2010 and has a liquidation preference of $100 per share. The holders of Redeemable Preferred Stock are entitled to a cumulative 12-1/2% annual dividend based upon the liquidation preference per share of Redeemable Preferred Stock, payable quarterly. To date, the Company has paid all dividends in-kind.

9.      Loss Per Share

        Basic loss per share is computed using net loss increased by dividends on the Redeemable Preferred Stock divided by the weighted-average number of common shares outstanding. Diluted loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding. Common stock equivalent shares result from the assumed exercise of outstanding stock options and shares issuable upon the conversion of outstanding convertible securities and affect earnings per share only when they have a dilutive effect. The Company's basic loss per share and its fully diluted loss per share were the same for the three month periods ended November 30, 2000 and December 2, 1999 because of the antidilutive effect of outstanding convertible securities and stock options.

10.      Income Taxes

        The Company had income tax expense of $50,000 for the three months ended November 30, 2000, compared to no income tax expense or benefit for the three months ended December 2, 1999. The effective rate of tax expense for the first quarter of fiscal 2001 was 1.3% compared to no effective rate of income tax expense or benefit for the first fiscal quarter of 2000. During the three months ended November 30, 2000, the Company's valuation allowance increased by $3.4 million to $23.5 million, which eliminates the income tax benefit that would have otherwise resulted from the losses.

11.      Comprehensive Loss

        The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $3,706,000 and $5,243,000 for the three months ended November 30, 2000 and December 2, 1999, respectively. The accumulated balance of foreign currency translation adjustments, excluded from net loss, is presented in the consolidated balance sheet as "Accumulated other comprehensive loss."

12.      Commitments and Contingencies

        The Company's facilities in Durham, North Carolina; San Jose, California; Penang, Malaysia; and Monterrey, Mexico; and certain other property and equipment, are leased under operating lease agreements with non-cancelable terms expiring through 2007, with renewals thereafter at the option of the Company. Future minimum lease payments total approximately $24,404,000 and are as follows: $4,956,000 remaining in 2001, $5,763,000 in 2002, $4,487,000 in 2003, $3,563,000 in 2004 and $5,635,000 in 2005 and thereafter.

        From time to time, the Company is party to various legal actions arising in the ordinary course of business. To the best of the Company's knowledge, there are no material legal proceedings currently pending or threatened.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

        Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified herein under "Risk Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended November 30, 2000, August 31, 2000 or December 2, 1999, unless otherwise indicated.

        MCMS is a global leading provider of advanced electronics manufacturing services to original equipment manufacturers, which primarily serve the data communications, telecommunications, and computer/memory module industries. We target customers that are technology leaders in rapidly growing markets, such as Internet infrastructure, wireless communications and optical networking, that have complex manufacturing services requirements and that seek to form long-term relationships with their electronics manufacturing services providers. We offer a broad range of electronics manufacturing services, including pre-production engineering and product design support, prototyping; supply chain management; manufacturing and testing of printed circuit board assemblies; full system assembly; end-order fulfillment; and after sales product support. We deliver this broad range of services through six strategically located facilities in the United States, Mexico, Asia and Europe.

        We provide services on both a turnkey and consignment basis. Under a turnkey arrangement, we assume responsibility for both the procurement of components and their assembly. Turnkey manufacturing generates higher net sales than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead. Turnkey manufacturing also typically results in lower gross margins than consignment manufacturing. Under a consignment arrangement, the original equipment manufacturer procures the components and we assemble and test them in exchange for a service fee. Consignment revenues accounted for 3.1% and 10.3% of our net sales for the three months ended November 30, 2000 and December 2, 1999, respectively.

Results of Operations
	Three months ended
	November 30,	December 2,
	2000	1999

Net sales	100.0%	100.0%
Costs of sales	94.7	93.9

Gross margin	5.3	6.1
Selling, general and administrative expenses	3.5	5.8

Income from operations	1.8	0.3
Interest expense, net	3.5	5.3

Loss before taxes and extraordinary items	(1.7)	(5.0)
Income tax expense	-	-

Loss before extraordinary item	(1.7)	(5.0)
Extraordinary item - loss on early extinguishment of debt	(0.2)	-

Net loss	(1.9)%	(5.0)%

Depreciation and amortization (1)	1.5%	4.2%

(1) For the three months ended November 30, 2000 and December 2, 1999, depreciation and amortization excludes $392,000 and $235,000, respectively, of deferred loan amortization that was expensed as interest.

Three Months Ended November 30, 2000 compared to the three months ended December 2, 1999

        Net Sales. Net sales for the three months ended November 30, 2000 increased by $100.5 million or 100.5% to $200.5 million from $100.0 million for the three months ended December 2, 1999. The increase in net sales is primarily the result of higher volumes of PCBA and system assembly shipments to customers in the networking and telecommunications industries.

        Net sales attributable to foreign subsidiaries totaled $66.1 million for the three months ended November 30, 2000, compared to $18.5 million for the corresponding period of fiscal 2000. The growth in foreign subsidiary net sales is primarily the result of increased PCBA shipments from our Malaysian operation. Nets sales for the three months ended November 30, 2000 includes $5.5 million from our Mexican operation compared to no sales in the corresponding period of fiscal 2000.

        Gross Profit. Gross profit for the three months ended November 30, 2000 increased by $4.6 million, or 75.4%, to $10.7 million from $6.1 million for the three months ended December 2, 1999. Gross margin for the three months ended November 30, 2000 decreased to 5.3% of net sales from 6.1% for the comparable period ended December 2, 1999. Gross profit and gross margin were primarily affected by the under utilization of our facility in Monterrey, Mexico, while we invested in additional staffing and training to support future business. Reduced capacity utilization continued to impact our operations in Durham, North Carolina in the first quarter of fiscal 2001 as it did in the first quarter of fiscal 2000. In addition, we experienced lower shipments of consigned memory modules, due to the softening of product demand in the computer industry.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended November 30, 2000 increased by $1.2 million, or 20.7%, to $7.0 million from $5.8 million for the three months ended December 2, 1999. This increase for the three months ended November 30, 2000 was primarily the result of additional staffing costs incurred to support the Company's future growth. During the three months ended November 30, 2000, SG&A expenses included a non-cash foreign currency expense of $0.2 million compared to $0.1 million in the corresponding period of fiscal 2000.

        Provision for Income Taxes. Income tax expense for the three months ended November 30, 2000 was $50,000 compared to no income tax expense or benefit for the three months ended December 2, 1999. The income tax expense for the three months ended November 30, 2000 resulted primarily from a mandatory minimum foreign income tax on its Mexican subsidiary. The effective rate of tax expense for the three months ended November 30, 2000 was 1.3% compared to no effective rate of income tax expense or benefit for the corresponding period of fiscal 2000. During the three months ended November 30, 2000 and December 2, 1999, a valuation allowance eliminated any income tax benefit that would have otherwise resulted from the losses. We do not provide for U.S. tax on the earnings of some of our foreign subsidiaries.

        Extraordinary Loss. During the three months ended November 30, 2000, the early repayment of certain loans from shareholders resulted in a $0.4 million extraordinary loss for the unamortized portion of a debt discount.

        Net Loss. For the reasons stated above, net loss for the three months ended November 30, 2000 decreased by $1.2 million to a loss of $3.8 million from a loss of $5.0 million for the three months ended December 2, 1999. As a percentage of net sales, net loss for the three months ended November 30, 2000 was 1.9% compared to 5.0% for the three months ended December 2, 1999.

Liquidity and Capital Resources

        During the first quarter of fiscal 2001, net cash consumed by operating activities was $43.6 million. Net cash used by investing activities was $2.7 million and net cash provided by financing activities was $46.4 million. Exchange rate changes had a nominal effect on cash. Net cash used by investing activities during the first quarter of fiscal 2001 primarily consisted of capital expenditures for facility upgrades and expansion of manufacturing capacity in Nampa, Idaho, Monterrey, Mexico and San Jose, California. Net cash generated from financing activities resulted from net borrowings under our Amended and Restated Credit Facility, dated September 29, 2000.

        The cash consumed by operations of $43.6 million was primarily due to an increase in accounts receivable and inventory, offset in part by an increase in accounts payable. As of November 30, 2000, accounts receivable increased $30.6 million from August 31, 2000, primarily due to a $40.6 million increase in sales for the three months ended November 30, 2000 over the three months ended August 31, 2000. The increase in sales was concentrated in the latter part of the quarter ending November 30, 2000. For the three months ended November 30, 2000, the average accounts receivable collection period was 35.1 days compared to 41.2 days for the corresponding period of fiscal 2000. As of November 30, 2000, inventory increased by $31.5 million over the three months ended August 31, 2000. For the three months ended November 30, 2000, the average inventory turns were 7.2 turns compared to 7.9 turns for the corresponding period of fiscal 2000. The increase in inventory is primarily due to our increase in sales. In addition, we experienced longer lead times and restricted availability on certain critical components, which has resulted in a general increase in inventory levels and has negatively impacted inventory turns. The inventory increase in the first quarter of fiscal 2001 resulted in a $24.0 million increase in trade accounts payable (including bank overdrafts) during this same period. For the three months ended November 30, 2000, the average trade accounts payable payment period was 53.6 days compared to 48.7 days for the corresponding period of fiscal 2000.

        Our Amended and Restated Credit Facility, dated September 29, 2000, provides up to $125 million in secured financing. The Amended and Restated Credit Facility increased the revolving credit facility to $70 million from $50 million, maintained the $10 million equipment loan facility, and provided for an $8 million term loan A and a $37 million term loan B. The revolving credit facility, equipment loan facility and term loan A are collateralized by a first priority security interest in substantially all of our assets, including real property, and mature in February 2004. Term loan B is collateralized by a second priority lien on these same assets and matures in August 2004. Term loan B is subject to a mandatory prepayment, if at any time prior the maturity of term loan B, we receive proceeds from the sale of our capital stock, a public offering or cash equity contribution. If a mandatory prepayment of term loan B is made during the twelve-month period commencing on September 29, 2000, prepayment is due at a premium of 107.5% and decreases annually at a rate of 2.5% of face value to 100.0% on September 29, 2003. Other than a mandatory prepayment or payment upon maturity, term loan B may not be prepaid, in whole or in part, unless all amounts due under the revolving credit facility and equipment loan facility have been paid in full and all commitments under the Amended and Restated Credit Facility have been terminated. The equipment loan facility and term loans A and B may not be reborrowed upon repayment. The Amended and Restated Credit Facility restricts our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of our assets or to enter into any merger or consolidation. The Amended and Restated Credit Facility also contains a covenant requiring that we maintain certain fixed charge ratios.

        On September 29, 2000, term loans A and B were fully funded, the proceeds of which were used to repay $23.7 million in notes from shareholders, plus $0.6 million in accrued interest, pay closing costs of approximately $3.3 million and partially pay down the revolving credit facility. As of January 8, 2001, we had $52.6 million outstanding under the revolving credit facility, $5.5 million outstanding under the equipment loan facility, $7.7 million outstanding under term loan A and $37.0 million outstanding under term loan B. As of January 8, 2001, we had $17.4 million available to borrow under our revolving credit facility and $3.8 million available to borrow under our equipment loan facility.

        Our principal sources of future liquidity are cash flows from operating activities and borrowings under the Amended and Restated Credit Facility. We have recently experienced longer lead times and restricted availability on critical components, which has resulted in an increase in the level of inventory and a decrease in inventory turns. The current supply environment may continue to drive higher-than-normal inventory levels and effect our overall liquidity. We believe that future cash flows from operating activities and availability under our credit facility will provide sufficient liquidity to meet our current and future interest payments, working capital and capital expenditure obligations. We expect that these capital expenditures will consist of acquisition and upgrades of equipment, acquisition and upgrades of information technology systems and expansion of our facilities. Our ability to meet our cash obligations will be dependent upon our future performance, which in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control. If cash flows from operating activities and availability under the credit facility are not sufficient to meet these obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, reducing our work force, closing a site, raising additional equity capital or obtaining additional financing. Additional financing may not be available on satisfactory terms when required.

CERTAIN FACTORS

        In addition to factors discussed elsewhere in this Form 10-Q and in other Company filings with the Securities and Exchange Commission, the following are important factors which could cause actual results or events to differ materially from the historical results of the Company's operations or those results or events contemplated in any forward-looking statements made by or on behalf of the Company.

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

  we may be more vulnerable to adverse general economic conditions;
  we will be required to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;
  we may have limited flexibility in planning for, or reacting to, changes in our business and industry;
  we could be limited by financial and other restrictive covenants in our credit arrangements in our borrowing of additional funds; and
  we may fail to comply with the covenants under which we have borrowed our indebtedness, which could result in an event of default. If an event of default occurs and is not cured or waived, it could result in all amounts outstanding, together with accrued interest, becoming immediately due and payable. If we were unable to repay such amounts, the lenders could proceed against any collateral granted to them to secure that indebtedness.

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

        We depend on a relatively small number of customers for a significant portion of our net sales. Our three largest customers for the three months ended November 30, 2000 were Cisco Systems, Extreme Networks and Nokia, which represented approximately 40.4%, 18.5% and 11.2%, respectively of our net sales. In addition, our ten largest customers for the three months ended November 30, 2000 accounted for approximately 88.6% of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales.

        Our major customers may not continue to purchase products and services from us at current levels or at all. In addition, sales to our major customers may decline due to softening demand for their products. In the past we have lost and in the future we could lose customers for a variety of reasons, including the acquisition of our customers by third parties, product discontinuation and customers' shifting of production to internal facilities or to our competitors. We may not be able to expand our customer base to make up any sales shortfalls if we lose one or more of our major customers. Our attempts to diversify our customer base and reduce our reliance on particular customers may not be successful. If we lose one or more of our major customers and are unable to adequately expand our customer base to make up the resulting sales shortfalls, our net sales and profitability would likely decline.

        One of our major customers has notified us of its preference to limit the percentage of our business that its orders may constitute. If we are unable to expand and diversify our customer base, this customer or other major customers may reduce the amount of products and services that they currently purchase from us, which could cause our net sales and profitability to decline.

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

  variations in customer orders relative to our manufacturing capacity;
  variations in the timing of shipment of products to customers;
  introduction and market acceptance of our customers' new products;
  changes in competitive and economic conditions generally or in our customers' markets;
  effectiveness of our manufacturing processes, including controlling costs;
  changes in cost and availability of components or skilled labor;
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

        We generally obtain short-term purchase orders or commitments from our customers, rather than long-term contracts. We work closely with our customers to develop forecasts for future orders, but these forecasts are not binding. Customers may cancel their orders, change production quantities from forecast volumes or delay production for a number of reasons which are beyond our control, including their internal operating and liquidity concerns. Any significant delay, cancellation or reduction of orders from our customers could cause our net sales and profitability to decline significantly. Moreover, the cancellation of purchase orders by customers, inaccurate customer forecasts or a failure on our part to anticipate customer material requirements accurately, has resulted in and could continue to result in excess and obsolete inventory. While we seek to hold our customers responsible for actions on their part that result in excess and obsolete inventory, our failure to do so or our inability to otherwise dispose of, make use of, or return this inventory, has in the past resulted in, and may in the future result in inventory write-offs, which could have an adverse effect on our business, financial condition and results of operations.

Adverse changes in the companies or industries we serve, including reduced demand for our services, would likely cause our net sales and profitability to decline.

        Our business depends on the market acceptance and demand for the products we build for our customers, who primarily serve the data communications, telecommunications and computer/memory module industries, which are characterized by intense competition, relatively short product life cycles and significant fluctuations in product demand. These industries and our customers' products are generally subject to rapid technological change and product obsolescence. If any of these factors or other factors reduce demand for our customers' products, our net sales and profitability would likely be negatively affected. Furthermore, these industries are subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recession or any other event leading to excess capacity or a downturn in the markets we serve would likely cause our net sales and profitability to decline.

Shortages or price fluctuations in component parts specified by our customers could delay product shipments and reduce our profitability.

        Many of the products we manufacture include components that are only available from a single supplier. Supply shortages for a particular component can delay production of all products using that component or cause cost increases in the services we provide. In the past, we have experienced, and we are currently experiencing, industry-wide shortages in some of the materials we use, such as capacitors, memory components, logic devices and enclosures. As a result, our suppliers have been forced to allocate available quantities among their customers and we have not been able to obtain all of the materials desired in a timely fashion. Our inability to obtain these needed materials has in some instances slowed production or assembly, and therefore delayed shipments to our customers, increased inventory levels, increased costs and reduced profitability. We may also bear the risk of periodic component price increases, which could increase our costs and reduce our profitability.

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

  have greater name recognition and geographic and market presence;
  be better able to take advantage of acquisition opportunities;
  adapt more quickly to changes in customer requirements;
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

  economic or political instability;
  transportation delays and interruptions;
  foreign currency exchange rate fluctuations;
  increased employee turnover and labor unrest;
  longer payment cycles;
  greater difficulty in collecting accounts receivable;
  difficulties in staffing and managing foreign personnel and diverse cultures; and
  less developed infrastructures.

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
  diversion of management's attention;
  disruption of operations; and
  failure to effectively enter markets in which we have limited or no prior experience and where competitors in such markets have stronger market positions; and

Acquisitions may have an adverse financial impact on our business as a result of various factors, including:

  the potential liabilities of the acquired businesses;
  increases in expenses and working capital requirements;
  the dilutive effect of the issuance of additional equity securities;
  the financial impact of transaction expenses; and
  the amortization of goodwill and other intangible assets involved in any transactions that are accounted for using the purchase method of accounting and possible adverse tax and accounting effects.

        We may not be able to identify suitable acquisition candidates or finance and complete transactions that we select

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

Concentration of ownership

        MCMS is owned by an investment group led by Cornerstone Equity Investors IV, L.P. No single investor has more than 49.0% of the voting power of our outstanding securities or the ability to appoint a majority of the directors. However, the aggregate votes of these investors could determine the composition of a majority of the board of directors and, therefore, influence our management and policies.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of November 30, 2000, we had $267.4 million of total debt outstanding, of which $121.5 million is floating interest rate borrowings and is subject to periodic adjustments. As interest rates fluctuate, we may experience interest expense increases that may materially impact financial results. For example, if interest rates were to increase or decrease by 1% the result would be an annual increase or decrease of approximately $1.2 million to interest expense.

        We use the U.S. dollar as our functional currency, except for our operations in Belgium, Malaysia and Mexico. Direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are denominated in the local currencies. We have evaluated the potential costs and benefits of hedging potential adverse changes in the exchange rates between U.S. dollar, Belgian Franc, Malaysian Ringgit and Mexican Peso. Currently, we do not enter into derivative financial instruments because a substantial portion of our sales in these foreign operations are in U.S dollar. The assets and liabilities of the Belgium, Malaysian and Mexican operations are translated into U.S. dollars at an exchange rates in effect at the period end date. Income and expense items are translated at the year-to-date average rate. Aggregate transaction losses included in net loss for the three months ended November 30, 2000 were $0.2 million.

PART II      OTHER INFORMATION

ITEM 6.    EXHIBITS

(a)   The following are filed as part of this report:

Exhibit	Description

10.13(a)	Employment Agreement, dated as of October 18, 2000, by and between MCMS, Inc. and Tony Nicholls

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following duly authorized person has signed this report on behalf of the registrant.
MCMS, Inc.
(Registrant)

Date: January 11, 2001	By: /s/ Chris J. Anton
ExecutiveVice President, Finance and Chief
Financial Officer (Principal Financial
Officer and Accounting Officer)