Form 10-Q
period 2001-03-01
MCMS INC /DE/
filed 2001-04-12
CIK 1124073

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter period ended	March 1, 2001

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from to
Commission File No. 333-50981

MCMS, INC.
Exact name of registrant as specified in its charter)

Delaware	82-0480109
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Shares of Class A Common Stock outstanding at March 1, 2001: 3,324,259
Shares of Class B Common Stock outstanding at March 1, 2001: 863,823
Shares of Class C Common Stock outstanding at March 1, 2001: 874,999

MCMS, INC.

INDEX

Part I.		Page

Item 1	Financial Information

	Unaudited Consolidated Balance Sheets -
	March 1, 2001 and August 31, 2000	3

	Unaudited Consolidated Statements of Operations -
	Three and Six Months Ended March 1, 2001 and March 2, 2000	4

	Unaudited Consolidated Statements of Cash Flows -
	Three and Six Months Ended March 1, 2001 and March 2, 2000	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Certain Factors	13

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Part II.

Other Information

Item 6	Exhibits	19

Signatures		20

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
MCMS, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 1,	August 31,
As of	2001	2000

ASSETS
Current Assets:
Trade account receivable, net of allowances for doubtful accounts of $366 and $215	$ 78,876	$ 62,114
Inventories	108,790	89,537
Other current assets	2,435	1,947
Total current assets	190,101	153,598
Property, plant and equipment, net	64,040	57,657
Other assets	8,779	6,247
Total assets	$ 262,920	$ 217,502
	=====	=====
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Outstanding checks	$ 6,399	$ 5,220
Current portion of long-term debt	2,543	1,551
Accounts payable and accrued expenses	110,859	102,323
Advance from customer	-	5,000
Interest payable	287	9,419
Total current liabilities	120,088	123,513
Long-term debt, net of current portion	238,952	192,299
Long-term debt - related parties	37,000	23,326
Other liabilities	3,205	3,183
Total liabilities	399,245	342,321

Redeemable preferred stock, no par value, 750,000 shares authorized; 362,230 and 340,619 shares issued and outstanding, respectively; mandatory redemption value of $36.2 million and $34.1 million, respectively	35,498	33,295
SHAREHOLDERS' DEFICIT
Series A convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 3,261,177 shares issued; aggregate liquidation preference of $36,949,135	3	3
Series B convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 863,823 shares issued and outstanding; aggregate liquidation preference of $9,787,115	1	1
Series C convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 874,999 shares issued and outstanding; aggregate liquidation preference of $9,913,739	1	1
Class A common stock, par value $0.001 per share, 30,000,000 shares authorized; 3,324,259 and 3,322,990 shares issued	3	3
Class B common stock, par value $0.001 per share, 12,000,000 shares authorized; 863,823 shares issued and outstanding	1	1
Class C common stock, par value $0.001 per share, 2,000,000 shares authorized; 874,999 shares issued and outstanding	1	1
Additional paid-in capital	55,308	56,211
Accumulated other comprehensive loss	(2,452)	(2,577)
Deferred compensation	(1,135)	-
Deficit	(223,502)	(211,706)
Less treasury stock at cost:
Series A convertible preferred stock, 3,676 shares outstanding	(42)	(42)
Class A common stock, 4,551 shares outstanding	(10)	(10)
Total shareholders' deficit	(171,823)	(158,114)
Total liabilities and shareholders' deficit	$ 262,920	$ 217,502
	=====	=====

MCMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
	Three months ended		Six months ended

	March 1,	March 2,	March 1,	March 2,
	2001	2000	2001	2000

Net sales	$ 192,439	$ 99,055	$ 392,916	$ 199,072
Cost of goods sold	184,507	95,993	374,273	189,905

Gross profit	7,932	3,062	18,643	9,167
Selling, general and administrative (includes stock compensation expense of $113 and $167 for the three and six months ended March 1, 2001, respectively)	7,258	6,706	14,226	12,540
Transaction costs	816	-	816	-

Income (loss) from operations	(142)	(3,644)	3,601	(3,373)
Interest expense, net	7,868	5,337	14,973	10,672

Loss before taxes and extraordinary item	(8,010)	(8,981)	(11,372)	(14,045)
Income tax provision	-	30	50	30

Loss before extraordinary item	(8,010)	(9,011)	(11,422)	(14,075)
Extraordinary item - loss on early extinguishment of debt	-	-	(374)	-

Net loss	(8,010)	(9,011)	(11,796)	(14,075)

Redeemable preferred stock dividends
and accretion of preferred stock discount	(1,119)	(992)	(2,205)	(1,955)

Net loss to common stockholders	$ (9,129)	$ (10,003)	$ (14,001)	$ (16,030)
	======	======	=====	=====
Net loss per common share - basic and diluted:
Loss before extraordinary item	$ (1.80)	$ (1.99)	$ (2.69)	$ (3.19)
Extraordinary item	-	-	(0.07)	-
Net loss per common share - basic and diluted	$ (1.80)	$ (1.99)	$ (2.76)	$ (3.19)
	======	======	=====	=====
Weighted average common shares outstanding - basic and diluted:	5,058,279	5,031,636	5,057,770	5,031,636
	======	======	=====	=====

MCMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
	Six months ended

	March 1,	March 2,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (11,796)	$ (14,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,896	8,969
Gain on sale of property, plant and equipment	(67)	(8)
Stock-based compensation expense	168	-
Loss on early extinguishment of debt	374	-
Changes in operating assets and liabilities:
Receivables	(16,856)	15,693
Inventories	(19,229)	(12,523)
Accounts payable and accrued expenses	2,310	(2,810)
Advance from customer	(5,000)
Interest payable	(9,132)	(53)
Deferred income taxes	-	1,993
Other	(996)	(822)
Net cash used for operating activities	(53,328)	(3,636)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(4,497)	(4,166)
Proceeds from sales of property, plant and equipment	163	40
Net cash used for investing activities	(4,334)	(4,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings on line of credit and equipment line	41,012	1,012
Proceeds from term loan A	8,000	-
Proceeds from related parties	37,000	8,700
Payments on debt to related parties	(23,700)	-
Payments on debt	(1,367)	(1,904)
Payment of deferred debt issuance costs	(3,290)	(100)
Net cash provided by financing activities	57,655	7,708

Effect of exchange rate changes on cash and cash equivalents	7	54
Net increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$ -	$ -
	====	=====

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

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133," SFAS No. 133 and No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 138 in the first six months of fiscal 2001 did not have a material effect on the Company's financial position or results of operations.

3.        Inventories

	March 1,	August 31,
	2001	2000

Raw materials and supplies	$ 74,621	$ 59,585
Work in process	28,624	28,596
Finished goods	5,545	1,356
	$ 108,790	$ 89,537
	=====	=====

4.        Property, plant and equipment

     For the three and six months ended March 1, 2001, the Company revised the estimated service life of manufacturing equipment from five to seven years, based upon an analysis of historical equipment life cycles, future usage and external market demand for used equipment. This change in accounting estimate is treated prospectively in the statement of operations and resulted in a $1.1 million ($1.1 million net of taxes and $0.22 per share) and $2.3 million ($2.3 million net of taxes and $0.46 per share) decrease to depreciation expense for the three and six months ended March 1, 2001, respectively.

5.        Accounts payable and accrued expenses
	March 1,	August 31,
	2001	2000

Trade accounts payable	$ 97,385	$ 94,404
Salaries, wages, and benefits	5,198	4,321
Equipment contracts payable	5,246	1,067
Other	3,030	2,531
	$ 110,859	$ 102,323
	=====	=====

6.        Long-term Debt
	March 1,	August 31,
	2001	2000

Revolving credit facility, principal payments at the Company's option to
February 26, 2004, interest due monthly and accrues at the lesser of
Prime + 0.50% or LIBOR +2.75% (8.59% and 8.87% weighted average rates at March 1, 2001 and August 31, 2000, respectively)

	$ 52,541	$ 12,445
Equipment loan facility, principal payments, as defined, through February 26, 2004, interest due monthly and accrues at the lesser of Prime + 0.75% or LIBOR + 3.00% (9.25% and 9.75% interest rate at March 1, 2001 and August 31, 2000, respectively)	5,778	5,230
Term loan A, principal due in equal monthly installments of $95,238 commencing November 1, 2000 with balance due upon maturity on February 26, 2004, interest due monthly and accrues at the lesser of Prime + 1.25% or LIBOR + 3.50% (9.75% interest rate at March 1, 2001)	7,524	-
Senior subordinated notes (the "Fixed Rate Notes"), unsecured, interest at 9.75% due semiannually, mature on March 1, 2008	145,000	145,000
Floating interest rate subordinated term securities, (the "Floating Rate Notes"), unsecured, matures on March 1, 2008, interest due semiannually and accrues at LIBOR + 4.63% (9.58% and 10.95% interest rate at March 1, 2001 and August 31, 2000, respectively)	30,000	30,000
Other notes payable, due in varying installments through November 1, 2001, interest rate of 11.11%	652	1,175

Total debt	241,495	193,850
Less current portion	(2,543)	(1,551)

Long-term debt, net of current portion	$ 238,952	$ 192,299
	=====	=====

        On September 29, 2000, the Company amended and restated its credit facility (the "Amended and Restated Credit Facility") to provide up to $125 million in secured financing. The Amended and Restated Credit Facility increased the revolving credit facility to $70 million from $50 million, maintained a $10 million equipment loan facility, and provided for an $8 million term loan A and a $37 million term loan B (See Note 7 - Long-term Debt - Related Parties). The revolving credit facility, equipment loan facility and term loan A are collateralized by a first priority security interest in substantially all of the Company's assets, including real property, and mature in February 2004. Term loan B is collateralized by a second priority lien on these same assets and matures in August 2004. The equipment loan facility and term loan A and B may not be re-borrowed upon repayment. The Amended and Restated Credit Facility restricts the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets or to enter into any merger or consolidation. The Amended and Restated Credit Facility also contains a covenant requiring that the Company maintain a fixed charge ratio, as calculated at the end of each fiscal quarter. The Company is in compliance with the covenant requirement as of March 1, 2001, however, due to a significant deterioration in demand from nearly all of the Company's customers, the Company believes it will not be in compliance with the covenant requirement at the end of its third fiscal quarter, which ends on May 31, 2001. If the Company is not in covenant compliance and is unable to obtain a waiver from its lenders, it will be in default and will be unable to borrow additional funds under this facility. Although management of the Company has discussed this impending non-compliance with the Company's lenders, there can be no assurance that a waiver will be obtained. To the extent the Company is unable to borrow additional funds, due to covenant non-compliance or borrowing availability, the Company may not have sufficient liquidity to meet its current and future interest payments, working capital needs and capital expenditure obligations. See Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations --- "Liquidity and Capital Resources."

        On September 29, 2000, term loan A and B were fully funded, the proceeds of which were used to repay $23.7 million in notes from shareholders (see Note 7 - Long-term Debt - Related Parties), plus $0.6 million in accrued interest, $3.3 million in closing costs and partially pay down the revolver balance. As of April 5, 2001, the Company had $61.7 million outstanding under the revolving credit facility, $8.6 million outstanding under the equipment loan facility, $7.4 million outstanding under term loan A and $37.0 million outstanding under term loan B (See Note 7 - Long-term Debt - Related Parties). As of April 5, 2001, the Company had $8.3 million available to borrow under its revolving credit facility and $0.6 million available to borrow under its equipment loan facility.

        Also on September 29, 2000, LB1 Group, Inc., purchased all shares of MCMS formerly owned by Micron Electronics of California, Inc., a less than 10% owner. LB1 Group, Inc., an affiliate of Lehman Brothers, is the lender under term loan B of the Amended and Restated Credit Facility (see Note 7 - Long-term Debt - Related Parties).

7.        Long-term Debt - Related Parties
	March 1,	August 31,
	2001	2000

Term loan B, mandatory prepayments due as defined, otherwise principal due upon maturity in August 2004, interest due monthly and accrues at the lesser of Prime + 4.25% or LIBOR + 6.50% (12.75% interest rate at March 1, 2001)	$ 37,000	$ -
Notes from shareholders, principal and unpaid interest due on February 27, 2004, interest accrues at LIBOR + 3.25% (9.91% at August 31, 2000)	-	23,700
Less debt discount	-	(374)
Long-term Debt - Related Parties	$ 37,000	$ 23,326
	=====	=====

        On September 29, 2000, the Company repaid all notes from shareholders from the proceeds received from term loans provided for in the Amended and Restated Credit Facility (See Note 6 - Long-term debt). In connection with $15 million of the notes from shareholders dated August 30, 2000, the Company issued to the participating shareholders warrants for the purchase of 500,000 shares of the Company's common stock. A debt discount was recorded on August 30, 2000 for the estimated fair market value of the warrants issued. The early repayment of the notes from shareholders resulted in a $374,000 extraordinary loss, net of taxes, for the unamortized portion of the debt discount.

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

9.        Transaction costs

Transaction costs for both the three and six months ended March 1, 2001 totaled $816,000. The Company incurred these costs in anticipation of a public offering of its common stock. As a result of a significant change in market conditions and in anticipation of a significant decline in sales and profitability in the third and fourth quarters of fiscal 2001, the Company has suspended its efforts to effect a public offering of its common stock.

10.        Loss Per Share

        Basic loss per share is computed using net loss increased by dividends on the Redeemable Preferred Stock divided by the weighted-average number of common shares outstanding. Diluted loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding. Common stock equivalent shares result from the assumed exercise of outstanding stock options and shares issuable upon the conversion of outstanding convertible securities and affect earnings per share only when they have a dilutive effect. The Company's basic loss per share and its fully diluted loss per share were the same for the three and six months ended March 1, 2001 and March 2, 2000 because of the antidilutive effect of outstanding convertible securities and stock options.

11.        Income Taxes

The Company had income tax expense of $0 and $50,000 for the three and six months ended March 1, 2001, respectively, compared to $30,000 for both the three and six months ended March 2, 2000. The effective rate of income tax expense for the three and six months ended March 1, 2001 was 0% and 0.4%, respectively, compared to 0.3% and 0.2% for the three and six months ended March 2, 2000, respectively. During the three and six months ended March 1, 2001, the Company's valuation allowance increased by $5.4 million and $8.8 million, respectively, to $28.9 million, which eliminates the income tax benefit that would have otherwise resulted from the losses.

12.        Comprehensive Loss

The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $7,965,000 and $11,671,000 for the three and six months ended March 1, 2001, respectively. Comprehensive loss was $9,095,000 and $14,338,000 for the three and six months ended March 2, 2000, respectively. The accumulated balance of foreign currency translation adjustments, excluded from net loss, is presented in the consolidated balance sheet as "Accumulated other comprehensive loss."

13.        Commitments and Contingencies

The Company's facilities in Durham, North Carolina; San Jose, California; Penang, Malaysia; and Monterrey, Mexico; and certain other property and equipment, are leased under operating lease agreements with non-cancelable terms expiring through 2007, with renewals thereafter at the option of the Company. Future minimum lease payments total approximately $29,484,000 and are as follows: $3,971,000 remaining in 2001, $7,685,000 in 2002, $6,147,000 in 2003, $4,807,000 in 2004 and $6,874,000 in 2005 and thereafter.

        In February 2001, the Company filed a lawsuit in the Third Judicial District Court of the State of Idaho against Nokia Internet Communications, Inc. ("Nokia"). The lawsuit claims, among other things, that Nokia breached a contract with MCMS. The Company has not yet quantified the damages.

        From time to time, the Company is party to various legal actions arising in the ordinary course of business. To the best of the Company's knowledge, there are no material legal proceedings currently pending or threatened.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified herein under "Risk Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended March 1, 2001, August 31, 2000 or March 2, 2000, unless otherwise indicated.

        MCMS is a global leading provider of advanced electronics manufacturing services to original equipment manufacturers, that primarily serves the data communications, telecommunications, and computer/memory module industries. We target customers that are technology leaders in growing markets, such as Internet infrastructure, wireless communications and optical networking, that have complex manufacturing services requirements and that seek to form long-term relationships with their electronics manufacturing services providers. We offer a broad range of electronics manufacturing services, including pre-production engineering and product design support, prototyping; supply chain management; manufacturing and testing of printed circuit board assemblies; full system assembly; end-order fulfillment; and after sales product support. We deliver this broad range of services through six strategically located facilities in the United States, Mexico, Asia and Europe.

        We provide services on both a turnkey and consignment basis. Under a turnkey arrangement, we assume responsibility for both the procurement of components and their assembly. Turnkey manufacturing generates higher net sales than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead. Turnkey manufacturing also typically results in lower gross margins than consignment manufacturing. Under a consignment arrangement, the original equipment manufacturer procures the components and we assemble and test them in exchange for a service fee. Consignment revenues accounted for 3.4% and 3.3% of our net sales for the three and six months ended March 1, 2001, compared to 8.4% and 9.4% of the Company's net sales for the corresponding periods of fiscal 2000.

Results of Operations
	Three months ended		Six months ended

	March 1,	March 2,	March 1,	March 2,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Costs of sales	95.9	96.9	95.3	95.4
Gross margin	4.1	3.1	4.7	4.6
Selling, general and administrative expenses	3.8	6.8	3.6	6.3
Transaction costs	0.4	-	0.2	-
Income (loss) from operations	(0.1)	(3.7)	0.9	(1.7)
Interest expense, net	4.1	5.4	3.8	5.4
Loss before taxes	(4.2)	(9.1)	(2.9)	(7.1)
Income tax provision	-	-	-	-
Extraordinary loss	-	-	(0.1)	-
Net loss	(4.2)%	(9.1)%	(3.0)%	(7.1)%
	=====	====	====	====
Depreciation and amortization (1)	1.6%	4.2%	1.5%	4.3%
	=====	====	====	====

(1) For the three and six months ended March 1, 2001, the depreciation and amortization amount excludes $451,000 and $849,000 respectively, in deferred loan amortization that was expensed as interest. For the three and six months ended March 2, 2000, the depreciation and amortization amount excludes $235,000 and $470,000, respectively, of deferred loan amortization that was expensed as interest.

Three Months Ended March 1, 2001 compared to the three months ended March 2, 2000

        Net Sales. Net sales for the three months ended March 1, 2001 increased by $93.3 million or 94.1% to $192.4 million from $99.1 million for the three months ended March 2, 2000. The increase in net sales is primarily the result of higher volumes of PCBA and system assembly shipments to customers in the networking and telecommunications industries.

        Net sales attributable to foreign subsidiaries totaled $40.5 million for the three months ended March 1, 2001, compared to $18.8 million for the corresponding period of fiscal 2000. The growth in foreign subsidiary net sales is primarily the result of increased PCBA shipments from our Malaysian operation. Net sales for the three months ended March 1, 2001 included $7.1 million from our Mexican operation compared to no sales in the corresponding period of fiscal 2000.

        Gross Profit. Gross profit for the three months ended March 1, 2001 increased by $4.8 million, or 154.8%, to $7.9 million from $3.1 million for the three months ended March 2, 2000. Gross margin for the three months ended March 1, 2001 increased to 4.1% of net sales from 3.1% for the comparable period ended March 2, 2000. The increase in gross profit and gross margin is primarily the result of higher volumes of PCBA and system assembly shipments. The improvement in gross profit and gross margin were off-set, in part, by the under utilization of our facilities in Monterrey, Mexico and San Jose, California, while we invested in additional staffing and training to support future business. Reduced capacity utilization continued to impact our operations in Durham, North Carolina in the second quarter of fiscal 2001 as it did in the second quarter of fiscal 2000. In addition, we experienced lower shipments of consigned memory modules, due to the softening of product demand in the computer industry.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended March 1, 2001 increased by $0.5 million, or 7.5%, to $7.2 million from $6.7 million for the three months ended March 2, 2000. This increase for the three months ended March 1, 2001 is primarily due to additional staffing costs incurred to support our growth.

        Transaction Costs. During the three month period ended March 1, 2001, we incurred costs of approximately $0.8 million in anticipation of a public offering of our common stock. As a result of a significant change in market conditions and in anticipation of a significant decline in sales and profitability in the third and fourth quarters of fiscal 2001, we have suspended efforts to effect a public offering of our common stock.

        Provision for Income Taxes. We had no income tax expense for the three months ended March 1, 2001 compared to $30,000 for the three months ended March 2, 2000. The income tax expense for the three months ended March 2, 2000, resulted primarily from a mandatory minimum foreign income tax on its Mexican subsidiary. We had no effective rate of tax expense for the three months ended March 1, 2001 compared to 0.3% for the corresponding period of fiscal 2000. During the three months ended March 1, 2001 and March 2, 2000, a valuation allowance eliminated any income tax benefit that would have otherwise resulted from the losses. We do not provide for U.S. tax on the earnings of some of our foreign subsidiaries.

        Net Loss. For the reasons stated above, net loss for the three months ended March 1, 2001 decreased by $1.0 million to a loss of $8.0 million from a loss of $9.0 million for the three months ended March 2, 2000. As a percentage of net sales, net loss for the three months ended March 1, 2001 was 4.2% compared to 9.1% for the three months ended March 2, 2000.

Six Months Ended March 1, 2001 compared to the three months ended March 2, 2000

        Net Sales. Net sales for the six months ended March 1, 2001 increased by $193.8 million or 97.3% to $392.9 million from $199.1 million for the six months ended March 2, 2000. The increase in net sales is primarily the result of higher volumes of PCBA and system assembly shipments to customers in the networking and telecommunications industries.

        Net sales attributable to foreign subsidiaries totaled $106.6 million for the six months ended March 1, 2001, compared to $37.3 million for the corresponding period of fiscal 2000. The growth in foreign subsidiary net sales is primarily the result of increased PCBA shipments from our Malaysian operation. Net sales for the six months ended March 1, 2001 includes $12.6 million from our Mexican operation compared to no sales in the corresponding period of fiscal 2000.

        Gross Profit. Gross profit for the six months ended March 1, 2001 increased by $9.4 million, or 102.2%, to $18.6 million from $9.2 million for the six months ended March 2, 2000. Gross margin for the six months ended March 1, 2001 increased to 4.7% of net sales from 4.6% for the comparable period ended March 2, 2000. The increase in gross profit and gross margin is primarily the result of higher volumes of PCBA and system assembly shipments. The improvement in gross profit and gross margin were off-set, in part, by the under utilization of our facilities in Monterrey, Mexico and San Jose, California, while we invested in additional staffing and training to support future business. Reduced capacity utilization continued to impact our operations in Durham, North Carolina in the first six months of fiscal 2001 as it did in the first six months of fiscal 2000. In addition, we experienced lower shipments of consigned memory modules, due to the softening of product demand in the computer industry.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the six months ended March 1, 2001 increased by $1.6 million, or 12.7%, to $14.2 million from $12.6 million for the six months ended March 2, 2000. This increase for the six months ended March 1, 2001 is primarily due to additional staffing costs incurred to support our growth.

        Transaction Costs. During the six month period ended March 1, 2001, we incurred costs of approximately $0.8 million in anticipation of a public offering of our common stock. As a result of a significant change in market conditions and in anticipation of a significant decline in sales and profitability in the third and fourth quarters of fiscal 2001, we have suspended efforts to effect a public offering of our common stock.

        Provision for Income Taxes. Income tax expense for the six months ended March 1, 2001 was $50,000 compared to $30,000 for the six months ended March 2, 2000. The income tax expense for each period resulted primarily from a mandatory minimum foreign income tax on our Mexican subsidiary. The effective rate of tax expense for the six months ended March 1, 2001 was 0.4% compared to 0.2% for the corresponding period of fiscal 2000. During the six months ended March 1, 2001 and March 2, 2000, a valuation allowance eliminated any income tax benefit that would have otherwise resulted from the losses. We do not provide for U.S. tax on the earnings of some of our foreign subsidiaries.

        Extraordinary Loss. During the six months ended March 1, 2001, the early repayment of certain loans from shareholders resulted in a $0.4 million extraordinary loss for the unamortized portion of a debt discount.

        Net Loss. For the reasons stated above, net loss for the six months ended March 1, 2001 decreased by $2.3 million to a loss of $11.8 million from a loss of $14.1 million for the six months ended March 2, 2000. As a percentage of net sales, net loss for the six months ended March 1, 2001 was 3.0% compared to 7.1% for the three months ended March 2, 2000.

Current Market Conditions

        Our business depends on the market acceptance and demand for the products we build for our customers, who primarily serve the data communications, telecommunications and computer/memory module industries. Recently, many sectors of the telecommunications, networking and computer/memory module industries have experienced both a substantial reduction in demand and a reduced predictability of demand for their products. As a result, we have experienced a significant deterioration in demand from nearly all of our customers. We currently anticipate that this will have a significant adverse effect on our sales and profitability in the third and fourth quarters of fiscal 2001. In response to these conditions, we have reduced our temporary and full-time staffing levels by more than 30% during the quarter and through the date of this filing, and are continuing to monitor and evaluate our cost structure.

Liquidity and Capital Resources

        During the first six months of fiscal 2001, net cash consumed by operating activities was $53.3 million. Net cash used by investing activities was $4.3 million and net cash provided by financing activities was $57.6 million. Exchange rate changes had a nominal effect on cash. Net cash used by investing activities during the second quarter of fiscal 2001 primarily consisted of capital expenditures for facility upgrades and expansion of manufacturing capacity in Nampa, Idaho, Monterrey, Mexico and San Jose, California. Net cash generated from financing activities resulted from net borrowings under our Amended and Restated Credit Facility, dated September 29, 2000.

        The cash consumed by operations of $53.3 million was primarily due to an increase in accounts receivable and inventory, offset in part by an increase in accounts payable. As of March 1, 2001, accounts receivable increased $16.8 million from August 31, 2000, primarily due to increases in sales in the current year compared to the period ended August 31, 2000. For the three and six months ended March 1, 2001, the average accounts receivable collection period was 40.6 and 37.9 days, respectively, compared to 34.2 and 37.7 days for the corresponding periods of fiscal 2000. As of March 1, 2001, inventory increased by $19.2 million over the six months ended August 31, 2000. For the three and six months ended March 1, 2001, the average inventory turns were 6.4 and 6.8 turns, respectively, compared to 7.1 and 7.5 turns for the corresponding periods of fiscal 2000. The increase in inventory is due to a combination of factors. Most significantly, we increased purchases of material to support our growing sales. During the quarter ending March 1, 2001, we experienced a reduction in forecasted orders from our customers. Some increase in inventory levels resulted from our receipt of raw materials ordered prior to the reduction in forecasts. The inventory increase in the first six months of fiscal 2001 resulted in a $2.3 million increase in accounts payable (including bank overdrafts) during this same period. For the three and six months ended March 1, 2001, the average trade accounts payable payment period was 56.0 days and 54.8 days, respectively, compared to 46.3 and 47.5 days for the corresponding period of fiscal 2000. During the six months ended March 1, 2001, we also repaid a $5.0 million advance from a customer.

        Our Amended and Restated Credit Facility, dated September 29, 2000, provides up to $125 million in secured financing. The Amended and Restated Credit Facility increased the revolving credit facility to $70 million from $50 million, maintained the $10 million equipment loan facility, and provided for an $8 million term loan A and a $37 million term loan B. The revolving credit facility, equipment loan facility and term loan A are collateralized by a first priority security interest in substantially all of our assets, including real property, and mature in February 2004. Term loan B is collateralized by a second priority lien on these same assets and matures in August 2004. Term loan B is subject to a mandatory prepayment, if at any time prior the maturity of term loan B, we receive proceeds from the sale of our capital stock, a public offering or cash equity contribution. If a mandatory prepayment of term loan B is made during the twelve-month period commencing on September 29, 2000, prepayment is due at a premium of 107.5% and decreases annually at a rate of 2.5% of face value to 100.0% on September 29, 2003. Other than a mandatory prepayment or payment upon maturity, term loan B may not be prepaid, in whole or in part, unless all amounts due under the revolving credit facility and equipment loan facility have been paid in full and all commitments under the Amended and Restated Credit Facility have been terminated. The equipment loan facility and term loans A and B may not be reborrowed upon repayment. The Amended and Restated Credit Facility restricts our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of our assets or to enter into any merger or consolidation. The Amended and Restated Credit Facility also contains a covenant requiring that we maintain a fixed charge ratio, as calculated at the end of each fiscal quarter.

        On September 29, 2000, term loans A and B were fully funded, the proceeds of which were used to repay $23.7 million in notes from shareholders, plus $0.6 million in accrued interest, pay closing costs of approximately $3.3 million and partially pay down the revolving credit facility. As of April 5, 2001, we had $61.7 million outstanding under the revolving credit facility, $8.6 million outstanding under the equipment loan facility, $7.4 million outstanding under term loan A and $37.0 million outstanding under term loan B. As of April 5, 2001, we had $8.3 million available to borrow under our revolving credit facility and $0.6 million available to borrow under our equipment loan facility.

        Our principal sources of future liquidity are cash flows from operating activities and borrowings under the Amended and Restated Credit Facility. Recently, we have experienced a significant deterioration in customer demand. Based upon our current sales forecast, at the end of our third fiscal quarter ending May 31, 2001, we believe that we will not be in compliance with a fixed charge ratio covenant, as contained in our Amended and Restated Credit Agreement. If we are not in covenant compliance and are unable to obtain a waiver from our lenders, we will be in default under our Amended and Restated Credit Facility and will be unable to borrow additional funds under this facility. Although we have discussed this impending non-compliance with our lenders, there can be no assurance that a waiver will be obtained. To the extent we are unable to borrow additional funds, due to covenant non-compliance or borrowing availability, we may not have sufficient liquidity to meet our current and future interest payments, working capital needs and capital expenditure obligations. Capital expenditures, to the extent necessary, will consist of acquisition and upgrades of equipment, expansion of our facilities and acquisition and upgrades of information technology systems. Our ability to meet our cash obligations will be dependent upon our future performance, which in turn, will be subject to general economic conditions and financial, business and other factors, including factors beyond our control. If we are not able to obtain a waiver under our Amended and Restated Credit Facility or if cash flows from operating activities and borrowing availability under the credit facility are not sufficient to meet these obligations, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, reducing our work force, closing a site, raising additional equity capital, obtaining additional financing or restructuring our debt. Additional financing may not be available when required or on satisfactory terms.

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

        Our ability to pay principal and interest on our indebtedness, to meet our financial and restrictive covenants and to satisfy our other debt obligations will depend upon our future operating performance, which will be affected by prevailing economic conditions that are beyond our control, as well as the availability of revolving credit borrowings under our senior credit facility or successor facilities. Recently, we have experienced a significant deterioration in customer demand. Based upon our current sales forecast, at the end of our third fiscal quarter ending May 31, 2001, we believe that we will not be in compliance with a fixed charge ratio covenant, as contained in our Amended and Restated Credit Agreement. If we are not in covenant compliance and are unable to obtain a waiver from our lenders, we will be in default under our Amended and Restated Credit Facility and will be unable to borrow additional funds under this facility. Although we have discussed this impending non-compliance with our lenders, there can be no assurance that a waiver will be obtained.

        To the extent we are unable to borrow additional funds due to covenant non-compliance or borrowing availability, we may not have sufficient liquidity to meet our current and future interest payments, working capital needs and capital expenditure obligations. Under such circumstances, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, reducing our work force, closing a site, raising additional equity capital, obtaining additional financing or restructuring our debt. Additional financing may not be available when required or on satisfactory terms..

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

        We expect to have on-going working capital and capital expenditure requirements. Our future success may depend on our ability to obtain additional financing. We may not be able to obtain additional financing when we want or need it, and it may not be available on satisfactory terms.

A small number of major customers accounts for most of our net sales, and the loss of any of these customers would harm us.

        We depend on a relatively small number of customers for a significant portion of our net sales. Our two largest customers for the three months ended March 1, 2001 were Cisco Systems and Extreme Networks, which represented approximately 37.9% and 23.2%, respectively, of our net sales. Our two largest customers for the six months ended March 1, 2001 were Cisco Systems and Extreme Networks, which represented approximately 41.4% and 20.8%, respectively, of our net sales. In addition, our ten largest customers for the three and six months ended March 1, 2001 accounted for approximately 89.0% and 90.3%, respectively, of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales.

        Our major customers may not continue to purchase products and services from us at current levels or at all. Recently, due to market conditions, we have experienced a significant deterioration in demand from nearly all of our customers. In the past we have lost and in the future we could lose customers for a variety of reasons, including the acquisition of our customers by third parties, product discontinuation and customers' shifting of production to internal facilities or to our competitors. We may not be able to expand our customer base to make up any sales shortfalls if we lose one or more of our major customers. Our attempts to diversify our customer base and reduce our reliance on particular customers may not be successful. If we lose one or more of our major customers and are unable to adequately expand our customer base to make up the resulting sales shortfalls, our net sales and profitability would likely decline.

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

  the timing and level of customer orders relative to our manufacturing capacity;
  variations in the timing of shipment of products to customers;
  introduction and market acceptance of our customers' new products;
  changes in competitive and economic conditions generally or in our customers' markets;
  the timing and amount of our procurement of components to avoid production delays and excess inventory levels;
  the timing of our expenditures in anticipation of future orders;
  the high percentage of fixed operating expenses in our business;
  effectiveness of our manufacturing processes, including controlling costs;
  changes in cost and availability of components or skilled labor;
  the timing and price we pay for acquisitions and related acquisition costs; and
  start-up costs associated with the launching of new customer programs or operations.

        We base our operating expenses on anticipated revenue levels and a high percentage of our operating expenses are relatively fixed. We often increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our customers' products. As a result, any unanticipated shortfall in revenue in a quarter would likely adversely affect our operating results for that quarter. Also, changes in our product assembly mix may cause our margins to fluctuate, which could negatively impact our results of operations for that period. Our results in any period should not be considered indicative of the results to be expected in any future period.

        Nearly all of our customers have experienced significant reductions in demand for their products and difficulty in accurately forecasting demand for their products. This has had a significant adverse affect in our customer demand and on our ability to anticipate the levels and timing of future customer demand. The reduction in demand, particularly when unanticipated, has resulted in, and will continue to result in excess and obsolete inventory and reduced profitability.

Our agreements with our customers are generally short-term purchase orders, and cancellations, reductions or delays in customer orders would adversely affect our net sales and profitability.

        We generally obtain short-term purchase orders or commitments from our customers, rather than long-term contracts. We work closely with our customers to develop forecasts for future orders. Customers may cancel their orders, change production quantities from forecast volumes or delay production for a number of reasons which are beyond our control, including their internal operating and liquidity concerns. Any significant delay, cancellation or reduction of orders from our customers could cause our net sales and profitability to decline significantly. Moreover, the cancellation of purchase orders by customers, inaccurate customer forecasts or a failure on our part to anticipate customer material requirements accurately, has resulted in and could continue to result in excess and obsolete inventory. In a period of declining component prices, excess inventory could lead to inventory revaluation charges. While we seek to hold our customers responsible for actions on their part that result in excess and obsolete inventory, our failure to do so or our inability to otherwise dispose of, make use of, or return this inventory, has in the past resulted in, and may in the future result in inventory revaluation charges or inventory write-offs, which could have an adverse effect on our business, financial condition and results of operations.

Adverse changes in the companies or industries we serve, including reduced demand for our services, would likely cause our net sales and profitability to decline.

        Our business depends on the market acceptance and demand for the products we build for our customers, who primarily serve the data communications, telecommunications and computer/memory module industries, which are characterized by intense competition, relatively short product life cycles, significant fluctuations in product demand and recessionary periods. These industries and our customers' products are generally subject to rapid technological change and product obsolescence. If any of these factors or other factors reduce demand for our customers' products, our net sales and profitability would likely be negatively affected. Recently, many sectors of the telecommunications, networking and computer/memory module industries have experienced both a substantial reduction in demand and reduced predictability of demand for their products. As a result, we have experienced a significant deterioration in customer demand, which will have a significant adverse affect on our sales and profitability in the third and fourth quarters of fiscal 2001.

Shortages or price fluctuations in component parts specified by our customers could delay product shipments and reduce our profitability.

        Many of the products we manufacture include components that are only available from a single supplier. Supply shortages for a particular component can delay production of all products using that component or cause cost increases in the services we provide. In the past, we have experienced industry-wide shortages in some of the materials we use, such as capacitors, memory components, logic devices and enclosures. As a result, our suppliers have been forced to allocate available quantities among their customers and we have not been able to obtain all of the materials desired in a timely fashion. Our inability to obtain these needed materials has in some instances slowed production or assembly, and therefore delayed shipments to our customers, increased inventory levels, increased costs and reduced profitability. We may also bear the risk of periodic component price increases, which could increase our costs and reduce our profitability.

We have a recent history of net losses and may experience further losses in the future.

        We have consistently experienced net losses since the second quarter of fiscal 1998. We reported a net loss to common stockholders for fiscal year 2000 of $27.7 million, for fiscal year 1999 of $17.5 million and for fiscal year 1998 of $3.5 million. We anticipate continued losses due to a significant decline in our customer demand and our significant leverage. We cannot predict whether, when or to what extent we will become profitable.

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

        In recent years, many electronics manufacturing services providers, including us, have substantially expanded their manufacturing capacity. The recent and substantial decline in demand for electronics manufacturing services, which was driven by economic conditions in the markets we serve, has resulted in excess capacity, which could result in increased competition, substantial pricing pressures and adversely affect our net sales and profitability.

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

        Our future success largely depends on the skills and efforts of our executive management and our engineering, program management, procurement, manufacturing and sales employees. Our future success will also require us to attract, motivate, train and retain additional skilled and experienced personnel. We face intense competition for such personnel. Deteriorating market conditions has resulted in and may continue to result in a loss of key personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

Our foreign operations expose us to political, economic and logistical uncertainties.

We currently have foreign operations in Malaysia, Mexico and Belgium. In addition, at the request of one of our existing customers, we plan to commence operations in China before the end of the calendar year. The new operation in China, which will provide additional low-cost manufacturing capacity, will utilize a government-subsidized leased facility and existing production equipment. We also purchase a significant number of components manufactured in foreign countries. Because of the scope of our international operations, we are subject to the following uncertainties:

  economic or political instability;
  transportation delays and interruptions;
  exchange controls;
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

If we are unable to manage our global operations, our business could be disrupted and our net sales and profitability could decrease.

        Since 1996, we have completed one acquisition and commenced operations at three new facilities. Our growth has placed and will continue to place a significant strain on our management, financial resources and information, operations and financial systems.

        As part of our business strategy, we have expanded our operations through the opening of new facilities, expanding existing facilities and by selectively making acquisitions. Management of our global operations involves numerous risks, including:

  difficulty in integrating operations, technologies, systems, and products and services of acquired companies;
  diversion of management's attention;
  disruption of operations; and
  failure to effectively enter markets in which we have limited or no prior experience and where competitors in such markets have stronger market positions.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 1, 2001, we had $278.5 million of total debt outstanding, of which $132.8 million is floating interest rate borrowings and is subject to periodic adjustments. As interest rates fluctuate, we may experience interest expense increases that may materially impact financial results. For example, if interest rates were to increase or decrease by 1% the result would be an annual increase or decrease of approximately $1.3 million to interest expense.

        We use the U.S. dollar as our functional currency, except for our operations in Belgium, Malaysia and Mexico. Direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are denominated in the local currencies. We have evaluated the potential costs and benefits of hedging potential adverse changes in the exchange rates between U.S. dollar, Belgian Franc, Malaysian Ringgit and Mexican Peso. Currently, we do not enter into derivative financial instruments because a substantial portion of our sales in these foreign operations are in U.S dollar. The assets and liabilities of the Belgium, Malaysian and Mexican operations are translated into U.S. dollars at an exchange rates in effect at the period end date. Income and expense items are translated at the year-to-date average rate. Aggregate transaction gains included in net loss for the three and six months ended March 1, 2001 were $0.3 million and $0.1 million, respectively.

PART II    OTHER INFORMATION

ITEM 6.    EXHIBITS

(a)     The following are filed as part of this report:

Exhibit	Description

10.14	Employment agreement, dated February 28, 2001, by and between MCMS, Inc. and Robert F. Subia

10.15	Employment agreement, dated February 28, 2001, by and between MCMS, Inc. and Chris Anton

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the following duly authorized person has signed this report on behalf of the registrant.
MCMS, Inc. (Registrant)

Date: April 12, 2001	By: /s/	Chris J. Anton ExecutiveVice President, Finance and Chief Financial Officer (Principal Financial Officer and Accounting Officer)