Form 10-Q
period 2001-05-31
MCMS INC /DE/
filed 2001-07-16
CIK 1124073

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter period ended                                                      May 31, 2001

OR
[   ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                                                                                                                   to

Commission File No.                                                                              333-50981

MCMS, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0480109 (I.R.S. Employer Identification No.)

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

Shares of Class A Common Stock outstanding at May 31, 2001: 3,324,259
Shares of Class B Common Stock outstanding at May 31, 2001: 863,823
Shares of Class C Common Stock outstanding at May 31, 2001: 874,999

MCMS, INC.

INDEX

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MCMS, INC. CONSOLIDATED BALANCE SHEETS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

As of	May 31, 2001	August 31, 2000

ASSETS
Current Assets:
Trade accounts receivable, net of allowances for doubtful accounts of $3,041 and $215	$ 40,696	$ 62,114
Inventories	62,828	89,537
Other current assets	3,527	1,947
Total current assets	107,051	153,598
Property, plant and equipment, net	58,083	57,657
Other assets	8,272	6,247
Total assets	$ 173,406	$ 217,502

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
Outstanding checks	$ 1,800	$ 5,220
Accounts payable and accrued expenses	57,755	102,323
Interest payable	5,270	9,419
Advance from customer	-	5,000
Debt	238,792	1,551
Debt - related parties	37,000	-
Total current liabilities	340,617	123,513
Long-term debt, net of current portion	-	192,299
Long-term debt - related parties	-	23,326
Other liabilities	2,894	3,183
Total liabilities	343,511	342,321

Redeemable preferred stock, no par value, 750,000 shares authorized; 373,544 and 340,619 shares issued and outstanding, respectively; mandatory redemption value of $37.4 million and $34.1 million, respectively	36,651	33,295

SHAREHOLDERS' DEFICIT
Series A convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 3,261,177 shares issued; aggregate liquidation preference of $36,949,135	3	3
Series B convertible preferred stock, par value $0.001 per share, 6,000,000 shares authorized; 863,823 shares issued and outstanding; aggregate liquidation preference of $9,787,115	1	1
Series C convertible preferred stock, par value $0.001 per share, 1,000,000 shares authorized; 874,999 shares issued and outstanding; aggregate liquidation preference of $9,913,739	1	1
Class A common stock, par value $0.001 per share, 30,000,000 shares authorized; 3,324,259 and 3,322,990 shares issued	3	3
Class B common stock, par value $0.001 per share, 12,000,000 shares authorized; 863,823 shares issued and outstanding	1	1
Class C common stock, par value $0.001 per share, 2,000,000 shares authorized; 874,999 shares issued and outstanding	1	1
Additional paid-in capital	54,155	56,211
Accumulated other comprehensive loss	(2,444)	(2,577)
Deferred compensation	(1,013)	-
Deficit	(257,412)	(211,706)
Less treasury stock at cost:
Series A convertible preferred stock, 3,676 shares outstanding	(42)	(42)
Class A common stock, 4,551 shares outstanding	(10)	(10)
Total shareholders' deficit	(206,756)	(158,114)
Total liabilities and shareholders' deficit	$ 173,406	$ 217,502

MCMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
	Three months ended		Nine months ended

	May 31, 2001	June 1, 2000	May 31, 2001	June 1, 2000

Net sales	$ 100,220	$ 113,474	$ 493,136	$ 312,546
Cost of goods sold	102,435	107,670	476,427	297,417
Provision for inventory	11,439	425	11,720	583

Gross profit (loss)	(13,654)	5,379	4,989	14,546
Selling, general and administrative	5,827	5,591	19,751	17,946
Write-down of property, plant and equipment and provision for doubtful accounts	5,801	(61)	6,002	(32)
Other	1,102	56	2,019	212

Loss from operations	(26,384)	(207)	(22,783)	(3,580)
Interest expense, net	7,481	5,669	22,454	16,340

Loss before taxes and extraordinary item	(33,865)	(5,876)	(45,237)	(19,920)
Income tax provision	45	64	95	94

Loss before extraordinary item	(33,910)	(5,940)	(45,332)	(20,014)
Extraordinary item - loss on early extinguishment of debt	-	-	374	-

Net loss	(33,910)	(5,940)	(45,706)	(20,014)

Redeemable preferred stock dividends
and accretion of preferred stock discount	(1,152)	(1,022)	(3,357)	(2,976)

Net loss to common stockholders	$ (35,062)	$ (6,962)	$ (49,063)	$ (22,990)

Net loss per common share - basic and diluted:
Loss before extraordinary item	$ (6.93)	$ (1.38)	$ (9.62)	$ (4.57)
Extraordinary item	-	-	(0.07)	-
Net loss per common share - basic and diluted	$ (6.93)	$ (1.38)	$ (9.69)	$ (4.57)

Weighted average common shares outstanding - basic and diluted:	5,058,530	5,042,834	5,058,024	5,035,369

MCMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN THOUSANDS)
	Nine months ended
	May 31, 2001	June 1, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (45,706)	$ (20,014)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,550	13,426
Provision for inventory	11,720	360
Write-down of property, plant and equipment and provision for doubtful accounts	6,002	-
Loss on early extinguishment of debt	374	-
Stock-based compensation expense	289	-
Gain on sale of property, plant and equipment	(67)	(27)
Changes in operating assets and liabilities:
Receivables	17,892	9,573
Inventories	15,056	(23,026)
Accounts payable and accrued expenses	(47,488)	13,198
Advance from customer	(5,000)	5,000
Interest payable	(4,149)	4,554
Deferred income taxes	-	1,993
Other	(2,198)	(1,437)
Net cash used for operating activities	(42,725)	3,600

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(11,981)	(5,305)
Proceeds from sales of property, plant and equipment	163	58
Net cash used for investing activities	(11,818)	(5,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	-	59
Proceeds from borrowings on line of credit and equipment line	38,406	1,053
Proceeds from term loan A	8,000	-
Proceeds from related parties	37,000	8,700
Proceeds from other borrowings	-	351
Payments on debt to related parties	(23,700)	-
Payments on debt	(1,872)	(8,485)
Payment of deferred debt issuance costs	(3,290)	(100)
Net cash provided by financing activities	54,544	1,578

Effect of exchange rate changes on cash and cash equivalents	(1)	69

Net increase in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$ -	$ -

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

        Certain amounts from the previous periods have been reclassified to conform with the current period presentation.

2.  Liquidity

        The Company faces severe near-term liquidity problems. As a result of a collapse in demand in the networking, telecommunication, computer and general electronics industries, many of the Company's customers cancelled orders and delayed production. The significant deterioration in demand from nearly all of the Company's customers has resulted in excess and obsolete inventory, overadvances on the Company's revolving credit facility and cash flows insufficient to meet a covenant requirement at May 31, 2001 under the Company's Amended and Restated Credit Facility (See Note 8 "Debt" and Note 9 "Debt - Related Parties"). As of May 31, 2001, the outstanding balance of the Company's revolving credit facility exceeded the amount available to borrow by $8.9 million, as determined by collateral advance rates under the Amended and Restated Credit Facility. The Company's overadvances on the revolving credit facility and non-compliance with a covenant requirement have created events of default under its Amended and Restated Credit Facility.

         A significant factor affecting the Company's liquidity, including its need to borrow in excess of amounts available to borrow under the facility, is excess and obsolete inventory created when customers cancelled orders and delayed production. While the Company's customers are contractually responsible for excess and obsolete inventory, including any loss on the Company's sale of excess and obsolete inventory, some of the Company's customers have not complied with this responsibility on a timely basis or at all. The Company, for example, has commenced a lawsuit (See Note 16 "Commitments and Contingencies") against Nokia Internet Communications, Inc. ("Nokia") to enforce its rights concerning, among other things, certain accounts receivable and a significant level of excess and obsolete inventory (See Note 5 "Inventory" and Note 11 " Write-Down of Property, Plant & Equipment and Provision for Doubtful Accounts"). In addition, the Company generally pays for inventory well in advance of receiving payment for the inventory from its customers. During the three months ended May 31, 2001, the Company sold $24.9 million in excess and obsolete inventory to its customers and, subsequent to May 31, 2001, received purchase commitments from its customers, subject to certain terms and conditions, for an additional $15.0 million of excess and obsolete inventory.

         The Company's overadvances on the revolving credit facility and non-compliance with a covenant requirement have created events of default under its Amended and Restated Credit Facility. Pursuant to a letter agreement dated June 29, 2001, the revolving credit facility was reduced to $52 million from $70 million. In addition, the lenders under the Amended and Restated Credit Facility (hereinafter referred to as the "Credit Facility Lenders") have indicated a willingness to enter into an agreement to forbear through July 31, 2001, from exercising the remedies available to them due to such events of default and to advance certain amounts in excess of amounts available to borrow under the Amended and Restated Credit Facility. The Company is currently in discussions with the Credit Facility Lenders concerning such a forbearance agreement. As currently contemplated, the forbearance agreement would contain certain terms and conditions, including the implementation of certain maximum overadvance amounts and the Company's pledge of assets and common stock of certain foreign subsidiaries. If the Company does not meet the terms and conditions of any forbearance agreement, the forbearance could be revoked by the Credit Facility Lenders before July 31, 2001. There can be no assurance that any forbearance agreement will be entered into or the terms of any such forbearance agreement. The Company has also had conversations with the Credit Facility Lenders regarding the possible need to extend any forbearance period beyond July 31, 2001. There can be no assurance that the Credit Facility Lenders will be willing to extend any forbearance period beyond July 31, 2001.

            The Company has engaged Credit Suisse First Boston Corporation as a financial advisor to assist the Company in evaluating various alternatives to improve the Company's liquidity, including a possible merger or sale of the Company or its assets, raising additional equity capital or restructuring the Company's debt. The Company is currently in conversation with several potential acquirers. However, there is no assurance that such conversations will continue, that any such conversations will result in a definitive agreement or, if a definitive agreement is reached, what the terms of any such agreement would be. Further, given the limited duration of any forbearance agreement, there is no assurance that the Company will be able to implement a merger or sale of the Company or its assets, obtain additional funds or restructure its debt without seeking protection under the United States Bankruptcy Code. If a sale of the Company or its assets were to occur, the Company anticipates that the proceeds from such a sale may not be sufficient to repay all of the Company's debt, including the Company's senior debt and fixed and floating rate subordinated notes (See Note 8 - Debt), or yield any distribution on its Redeemable Preferred Stock, Preferred Stock and Common Stock. The Company does not intend to make any further comments regarding a merger or sale of the Company or its assets until the Company has entered into a definitive agreement or all such conversations have been terminated.

         The Credit Facility Lenders could demand that all amounts outstanding under the Amended and Restated Credit Facility, including accrued interest, become immediately due and payable. As of May 31, 2001, the Company's outstanding balance under the Amended and Restated Credit Facility was $99.9 million, all of which is classified as a current obligation. A demand for immediate payment of amounts outstanding under the Amended and Restated Credit Facility would also constitute an event of default under the Company's fixed rate and floating rate subordinated notes, if such demand is not rescinded, annulled or otherwise cured within 20 days of the Company's receipt of such demand. The Company anticipates that it will not be able or permitted by its Credit Facility Lenders to make a September 1, 2001 interest payment on its fixed rate and floating rate subordinated notes, which will result in an event of default thereunder if not cured within 30 days. The outstanding balance of the Company's fixed rate and floating rate subordinated notes, which totaled $175.0 million at May 31, 2001, is also classified as a current obligation due to the aforementioned circumstances.

3.  Customer Concentration

        The Company depends on a relatively small number of customers for a significant portion of its net sales. The Company's three largest customers for the three months ended May 31, 2001 were Cisco Systems, Extreme Networks and Nokia, which represented approximately 26.0%, 13.0% and 12.1%, respectively, of its net sales. During the third quarter of fiscal 2001, the Company substantially completed disengagement with Nokia. Subsequent to May 31, 2001, the Company also received notification from Cisco of their intent to reduce the number of contract manufacturers on which they rely and to disengage with the Company. The Company is currently in the process of negotiating a disengagement agreement and anticipates completing manufacturing services for Cisco sometime before the end of calendar 2001. The Company anticipates that the loss of Cisco will require the Company to restructure its operations and, in the near-term, have a material adverse effect on the Company's financial condition and results of operations. Although the loss of Cisco and Nokia will have a significant adverse effect on the Company's near-term sales and profitability, the Company has attracted several new customers throughout fiscal 2000 and 2001 in an attempt to diversify its customer base and reduce its reliance on any particular customer. These new customers are primarily in the RF (wireless), optical and/or digital networking industries.

4.   Effect of Recently Issued Accounting Standards

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company's implementation of SAB No. 101 on June 1, 2001 did not have a material effect on its financial position or results of operations.

5.  Inventories

	May 31, 2001	August 31, 2000

Raw materials and supplies	$ 62,869	$ 63,487
Reserve for excess and obsolete inventory	(15,116)	(3,902)
Work in process	13,929	28,596
Finished goods	1,146	1,356
	$ 62,828	$ 89,537

        As a result of a collapse in demand in the networking, telecommunication, computer and general electronics industries, many of the Company's customers cancelled orders, changed production quantities from forecasted volumes and delayed production. These actions created excess and obsolete inventory. Excess inventory represents raw material components with no customer demand within six months, while obsolete inventory represents raw material components with no customer demand at all. While the Company's customers are contractually responsible for excess and obsolete inventory, including any loss on the Company's sale of excess and obsolete inventory, some of the Company's customers have not complied with this responsibility on a timely basis or at all. The Company, for example, has commenced a lawsuit (Note 16 "Commitments and Contingencies") against Nokia to enforce its rights concerning, among other things, certain accounts receivable (See Note 11 "Write-Down of Property, Plant and Equipment and Provision for Doubtful Accounts") and a significant level of excess and obsolete inventory. To date, no amounts have been recovered from Nokia. In addition, the Company generally pays for inventory well in advance of receiving payment for the inventory from its customers. During the three months ended May 31, 2001, the Company sold $24.9 million in excess and obsolete inventory to its customers and, subsequent to May 31, 2001, received purchase commitments from its customers, subject to certain terms and conditions, for an additional $15.0 million of excess and obsolete inventory. The Company attempts to sell excess and obsolete inventory in the market place. Due to the custom nature of certain excess and obsolete inventory and the excess supply of raw materials in the market place today, the Company anticipates that any sale of excess and obsolete inventory will occur at a substantial discount. Since the timing of recovery from the Company's customers of the loss on the sale of excess and obsolete inventory is uncertain, the Company recorded an $11.4 million charge to cost of goods sold. The $11.4 million charge to cost of goods sold and the $15.1 million balance sheet reserve for excess and obsolete inventory include $10.0 million and $11.9 million, respectively, related to inventory purchased for Nokia.

6.     Property, plant and equipment

            In the first quarter of fiscal 2001, the Company revised the estimated service life of manufacturing equipment from five to seven years, based upon an analysis of historical equipment life cycles, future usage and external market demand for used equipment. This change in accounting estimate is treated prospectively in the statement of operations and resulted in a $1.0 million ($1.0 million net of taxes and $0.20 per share) and $3.2 million ($3.2 million net of taxes and $0.64 per share) decrease to depreciation expense for the three and nine months ended May 31, 2001, respectively.

7.     Accounts payable and accrued expenses
	May 31, 2001	August 31, 2000

Trade accounts payable	$ 51,164	$ 94,404
Salaries, wages, and benefits	3,364	4,321
Equipment contracts payable	575	1,067
Other	2,652	2,531
	$ 57,755	$ 102,323

8.    Debt
	May 31, 2001	August 31, 2000

Revolving credit facility, principal payments at the Company's option to
February 26, 2004, interest due monthly and accrues at the lesser of
Prime + 0.50% or LIBOR +2.75% (7.43% and 8.87% weighted average rates at May 31, 2001 and August 31, 2000, respectively)

	$ 46,630	$ 12,445

Equipment loan facility, principal payments, as defined, through February 26, 2004, interest due monthly and accrues at the lesser of Prime + 0.75% or LIBOR + 3.00% (7.75% and 9.75% interest rate at May 31, 2001 and August 31, 2000, respectively)	8,929	5,230

Term loan A, principal due in equal monthly installments of $95,238 commencing November 1, 2000 with balance due upon maturity on February 26, 2004, interest due monthly and accrues at the lesser of Prime + 1.25% or LIBOR + 3.50% (8.25% interest rate at May 31, 2001)	7,333	-

Senior subordinated notes (the "Fixed Rate Notes"), unsecured, interest at 9.75% due semiannually, mature on March 1, 2008	145,000	145,000

Floating interest rate subordinated term securities, (the "Floating Rate Notes"), unsecured, matures on March 1, 2008, interest due semiannually and accrues at LIBOR + 4.63% (9.58% and 10.95% interest rate at May 31, 2001 and August 31, 2000, respectively)	30,000	30,000

Other notes payable, due in varying installments through November 1, 2001, interest rates from 6.46% to 11.11%	900	1,175

Total debt	238,792	193,850
Less current portion	(238,792)	(1,551)

Long-term debt, net of current portion	$ -	$ 192,299

            On September 29, 2000, the Company amended and restated its credit facility (the "Amended and Restated Credit Facility") to provide up to $125 million in secured financing. The Amended and Restated Credit Facility increased the revolving credit facility to $70 million from $50 million, maintained a $10 million equipment loan facility, and provided for an $8 million term loan A and a $37 million term loan B (See Note 9 "Debt - Related Parties"). Amounts available to borrow under the revolving credit facility vary depending on domestic accounts receivable, inventory and equipment balances. The revolving credit facility, equipment loan facility and term loan A are collateralized by a first priority security interest in substantially all of the Company's assets, including real property, and mature in February 2004. Term loan B is collateralized by a second priority lien on these same assets and matures in August 2004. The equipment loan facility and term loan A and B may not be re-borrowed upon repayment. The Amended and Restated Credit Facility restricts the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of its assets or to enter into any merger or consolidation. The Amended and Restated Credit Facility also contains a covenant requiring that the Company maintain a fixed charge ratio, as calculated at the end of each fiscal quarter. On September 29, 2000, term loan A and B were fully funded, the proceeds of which were used to repay $23.7 million in notes from shareholders (see Note 9 "Debt - Related Parties"), plus $0.6 million in accrued interest, $3.3 million in closing costs and partially pay down the revolver balance. Also on September 29, 2000, LB1 Group, Inc., purchased all shares of MCMS formerly owned by Micron Electronics of California, Inc., a less than 10% owner. LB1 Group, Inc., an affiliate of Lehman Brothers, is the lender under term loan B of the Amended and Restated Credit Facility.

            A significant deterioration in demand from nearly all of the Company's customers has resulted in excess and obsolete inventory, overadvances on its revolving credit facility and cash flows insufficient to meet a covenant requirement at May 31, 2001 under the Company's Amended and Restated Credit Facility. As of May 31, 2001, the outstanding balance of the revolving credit facility exceeded amounts available to borrow under that facility by $8.9 million, as determined by collateral advance rates under the Amended and Restated Credit Facility. The Company's overadvances on the revolving credit facility and non-compliance with a covenant requirement have created events of default under its Amended and Restated Credit Facility. Pursuant to a letter agreement dated June 29, 2001, the revolving credit facility was reduced to $52 million from $70 million. In addition, the Credit Facility Lenders have indicated a willingness to enter into an agreement to forbear through July 31, 2001, from exercising the remedies available to them due to such events of default and to advance certain amounts in excess of amounts available to borrow under the Amended and Restated Credit Facility. The Company is currently in discussions with the Credit Facility Lenders concerning such a forbearance agreement. As currently contemplated, the forbearance agreement would contain certain terms and provisions, including the implementation of certain maximum overadvance amounts and the Company's pledge of assets and common stock of certain foreign subsidiaries. If the Company does not meet the terms and conditions of any forbearance agreement, the forbearance could be revoked by the Credit Facility Lenders before July 31, 2001. There can be no assurance that any forbearance agreement will be entered into or as to the terms of any such forbearance agreement. The Company has also had conversations with the Credit Facility Lenders regarding the possible need to extend any forbearance period beyond July 31, 2001. There can be no assurance that the Credit Facility Lenders will be willing to extend any forbearance period beyond July 31, 2001.

             The Company has engaged Credit Suisse First Boston Corporation as a financial advisor to assist the Company in evaluating various alternatives to improve the Company's liquidity, including a possible merger or sale of the Company or its assets, raising additional equity capital or restructuring the Company's debt. The Company is currently in conversation with several potential acquirers. However, there is no assurance that such conversations will continue, that any such conversations will result in a definitive agreement or, if a definitive agreement is reached, what the terms of any such agreement would be. Further, given the limited duration of the forbearance agreement, there is no assurance that the Company will be able to implement a merger or sale of the Company or its assets, obtain additional funds or restructure its debt without seeking protection under the United States Bankruptcy Code. If a sale of the Company or its assets were to occur, the Company anticipates that the proceeds from such a sale may not be sufficient to repay all of the Company's debt, including the Company's senior debt and fixed and floating rate subordinated notes, or yield any distribution on its Redeemable Preferred Stock, Preferred Stock and Common Stock. The Company does not intend to make any further comments regarding the merger or sale of the Company or its assets until the Company has entered into a definitive agreement or all such conversations have been terminated.

             The Credit Facility Lenders could demand that all amounts outstanding under the Amended and Restated Credit Facility, including accrued interest, become immediately due and payable. As of May 31, 2001, the Company's outstanding balance under the Amended and Restated Credit Facility was $99.9 million, all of which is classified as a current obligation. A demand for immediate payment of amounts outstanding under the Amended and Restated Credit Facility would also constitute an event of default under the Company's fixed rate and floating rate subordinated notes if such demand is not rescinded, annulled or otherwise cured within 20 days of the Company's receipt of such demand. The Company anticipates that it will not be able or permitted by its Credit Facility Lenders to make a September 1, 2001 interest payment on its fixed rate and floating rate subordinated notes, which will result in an event of default thereunder if not cured within 30 days. The outstanding balance of the Company's fixed rate and floating rate subordinated notes, which totaled $175.0 million at May 31, 2001, is also classified as a current obligation due to the aforementioned circumstances.

9.    Debt - Related Parties

	May 31, 2001	August 31, 2000

Term loan B, mandatory prepayments due as defined, otherwise principal due upon maturity in August 2004, interest due monthly and accrues at the lesser of Prime + 4.25% or LIBOR + 6.50% (11.25% interest rate at March 1, 2001)	$ 37,000	$ -

Notes from shareholders, principal and unpaid interest due on February 27, 2004, interest accrues at LIBOR + 3.25% (9.91% at August 31, 2000)	-	23,700

Less debt discount	-	(374)

Total debt - related parties	37,000
Less current portion	(37,000)
Long-term debt - related parties	$ -	$ 23,326

            On September 29, 2000, the Company repaid all notes from shareholders from the proceeds received from term loans provided for in the Amended and Restated Credit Facility (See Note 8 "Debt"). In connection with $15 million of the notes from shareholders dated August 30, 2000, the Company issued to the participating shareholders warrants for the purchase of 500,000 shares of the Company's common stock. A debt discount was recorded on August 30, 2000 for the estimated fair market value of the warrants issued. The early repayment of the notes from shareholders resulted in a $374,000 extraordinary loss, net of taxes, for the unamortized portion of the debt discount.

             The Amended and Restated Credit Facility contains a covenant requiring that the Company maintain a fixed charge ratio, as calculated at the end of each fiscal quarter. A significant deterioration in demand from nearly all of the Company's customers has resulted in excess and obsolete inventory, overadvances on the Company's revolving credit facility and cash flows insufficient to meet a covenant requirement as of May 31, 2001 under the Company's Amended and Restated Credit Facility. The Company's overadvances on the revolving credit facility and non-compliance with a covenant requirement have created events of default under the Amended and Restated Credit Facility. The Credit Facility Lenders have indicated a willingness to enter into an agreement to forbear through July 31, 2001, from exercising the remedies available to them due to such events of default and to advance certain amounts in excess of amounts available to borrow under the Amended and Restated Credit Facility. The Company is currently in discussions with the Credit Facility Lenders concerning such a forbearance agreement. Since any forbearance agreement is anticipated to be temporary, all amounts due under the Amended and Restated Credit Facility are classified as current obligations as of May 31, 2001 (See Note 2 "Liquidity").

10.    Redeemable Preferred Stock

            The Redeemable Preferred Stock is subject to mandatory redemption on March 1, 2010 and has a liquidation preference of $100 per share. The holders of Redeemable Preferred Stock are entitled to a cumulative 12-1/2% annual dividend based upon the liquidation preference per share of Redeemable Preferred Stock, payable quarterly. To date, the Company has paid all dividends in-kind.

11.    Write-Down of Property, Plant and Equipment and Provision for Doubtful Accounts

             During the three months ended May 31, 2001, the Company recorded a $3.3 million charge to operating expenses related to the write-down of property, plant and equipment of the Company's Belgian operations. During the three months ended May 31, 2001, the primary customer of the Belgian operations significantly reduced its future demand. The Company does not currently anticipate that future sales from the Belgian operations will improve significantly. As a result, the Company made an assessment of impairment, whereby the Company determined that the carrying amount of fixed assets from its Belgian operations would not be recovered through its estimated and undiscounted future cash flows, before interest. The impairment is measured as the amount by which the fixed asset carrying amounts exceed their estimated fair value. Fair value was determined through an appraisal on land and building and external market demand for equipment. The new basis of the impaired assets, including a building, computer software and equipment and production machinery and equipment, will be depreciated over their remaining useful lives.

            During the three months ended May 31, 2001, the Company also determined that an assessment of impairment was necessary on its other operations, due to the significant deterioration in demand that the Company experienced from nearly all of its customers. Although the deterioration in demand had a significant adverse effect on the Company's sales and profitability for the three months ended May 31, 2001, the Company determined that the carrying amount of fixed assets from its other operations would be recovered through their respective estimated and undiscounted future cash flows, before interest. Subsequent to May 31, 2001, the Company received notification from Cisco, a major customer, of their intent to reduce the number of contract manufacturers on which they rely and to disengage with the Company. The Company is currently in the process of negotiating a disengagement agreement and anticipates completing manufacturing services for Cisco sometime before the end of calendar 2001. The Company anticipates that the loss of Cisco will require the Company to restructure its operations and, in the near-term, have a material adverse effect on the Company's financial condition and results of operations. The loss of Cisco may require an additional assessment of impairment in the three months ending August 30, 2001 (See Note 3 "Customer Concentration").

             As a result of the lawsuit commenced by the Company against Nokia (See Note 16 "Commitments and Contingencies"), Nokia has elected to default on the payment of certain accounts receivable. During the three months ended May 31, 2001, the Company recorded a provision for doubtful accounts of $2.5 million, of which $2.4 million related to Nokia due to the uncertainty as to the timing of the recovery of such amount.

12.     Other costs

             Other costs for the three and nine months ended May 31, 2001 totaled $1.1 million and $2.0 million, respectively. During the three months ended May 31, 2001, other costs include $0.6 million in foreign currency expense, $0.4 million in financial advisory fees and $0.1 million in stock compensation expense. During the nine months ended May 31, 2001, other costs include $0.8 million of costs incurred by the Company in anticipation of a public offering of its common stock. As a result of a significant change in market conditions and a significant decline in sales and profitability in the third quarter of fiscal 2001, the Company suspended its efforts to effect a public offering of its common stock. Other costs for the nine months ended May 31, 2001 also includes $0.5 million in foreign currency expense, $0.4 million in financial advisory fees and $0.3 million in stock compensation expense.

13.     Loss Per Share

            Basic loss per share is computed using net loss increased by dividends on the Redeemable Preferred Stock divided by the weighted-average number of common shares outstanding. Diluted loss per share is computed using the weighted-average number of common and common stock equivalent shares outstanding. Common stock equivalent shares result from the assumed exercise of outstanding stock options and shares issuable upon the conversion of outstanding convertible securities and affect earnings per share only when they have a dilutive effect. The Company's basic loss per share and its fully diluted loss per share were the same for the three and nine months ended May 31, 2001 and June 1, 2000 because of the antidilutive effect of outstanding convertible securities and stock options.

14.     Income Taxes

            The Company had income tax expense of $45,000 and $95,000 for the three and nine months ended May 31, 2001, respectively, compared to $64,000 and $94,000 for the three and nine months ended June 1, 2000. The effective rate of income tax expense for the three and nine months ended May 31, 2001 was 0.1% and 0.2%, respectively, compared to 1.1% and 0.5% for the three and nine months ended June 1, 2000, respectively. During the three and nine months ended May 31, 2001, the Company's valuation allowance increased by $13.6 million and $22.4 million, respectively, to $42.5 million, which eliminates the income tax benefit that would have otherwise resulted from the losses.

15.     Comprehensive Loss

             The Company's comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $33.9 million and $45.6 million for the three and nine months ended May 31, 2001, respectively. Comprehensive loss was $6.0 million and $20.3 million for the three and nine months ended June 1, 2000, respectively. The accumulated balance of foreign currency translation adjustments, excluded from net loss, is presented in the consolidated balance sheet as "Accumulated other comprehensive loss."

16.     Commitments and Contingencies

            The Company's facilities in Durham, North Carolina; San Jose, California; Penang, Malaysia; and Monterrey, Mexico; and certain other property and equipment, are leased under operating lease agreements with non-cancelable terms expiring through 2007, with renewals thereafter at the option of the Company. Future minimum lease payments total approximately $29.6 million and are as follows: $2.1 million remaining in fiscal 2001, $8.4 million in fiscal 2002, $7.0 million in fiscal 2003, $5.2 million in fiscal 2004 and $6.9 million in fiscal 2005 and thereafter.

             In February 2001, the Company filed a lawsuit, as amended in May 2001, in the Third Judicial District Court of the State of Idaho against Nokia. The lawsuit claims, among other things, that Nokia breached a contract with MCMS and misappropriated MCMS trade secrets. In May 2001, Nokia filed an answer to the lawsuit and counterclaims alleging a breach of contract by the Company. The Company believes Nokia's claims have no merit and intends to defend the action vigorously.

             From time to time, the Company is party to various legal actions arising in the ordinary course of business. To the best of the Company's knowledge, there are no other material legal proceedings currently pending or threatened.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Statements contained in this Form 10-Q that are not purely historical are forward-looking statements and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are made as of the date hereof and are based on current management expectations and information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. It is important to note that actual results could differ materially from historical results or those contemplated in the forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, and include trend information. Factors that could cause actual results to differ materially include, but are not limited to, those identified herein under "Risk Factors" and in other Company filings with the Securities and Exchange Commission. All quarterly references are to the Company's fiscal periods ended May 31, 2001, August 31, 2000 or June 1, 2000, unless otherwise indicated.

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

             We provide services on both a turnkey and consignment basis. Under a turnkey arrangement, we assume responsibility for both the procurement of components and their assembly. Turnkey manufacturing generates higher net sales than consignment manufacturing due to the generation of revenue from materials as well as labor and manufacturing overhead. Turnkey manufacturing also typically results in lower gross margins than consignment manufacturing. Under a consignment arrangement, the original equipment manufacturer procures the components and we assemble and test them in exchange for a service fee. Consignment revenues accounted for 6.4% and 3.9% of our net sales for the three and nine months ended May 31, 2001, compared to 10.8% and 9.9% of the Company's net sales for the corresponding periods of fiscal 2000.

Results of Operations
	Three months ended		Nine months ended
	May 31, 2001	June 1, 2000	May 31, 2001	June 1, 2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	102.2	94.9	96.6	95.2
Provision for inventory(1)	11.4	0.4	2.4	0.2
Gross margin (1)	(13.6)	4.7	1.0	4.6
Selling, general and administrative expenses	5.8	4.9	4.0	5.7
Write-down of property, plant and equipment and provision for doubtful accounts	5.8	-	1.2	-
Other	1.1	-	0.4	0.1
Loss from operations	(26.3)	(0.2)	(4.6)	(1.2)
Interest expense, net	7.5	5.0	4.6	5.2
Loss before taxes	(33.8)	(5.2)	(9.2)	(6.4)
Income tax provision	-	-	-	-
Extraordinary loss	-	-	(0.1)	-
Net loss	(33.8)%	(5.2)%	(9.3)%	(6.4)%
Depreciation and amortization (2)	3.3%	3.7%	1.9%	4.1%

(1) For the three and nine months ended May 31, 2001, provision for inventory relates to charges for the write-down of certain excess and obsolete inventory to net realizable value. Excluding this provision, gross margin would have been
(2.2)% and 3.4% for the three and nine months ended May 31, 2001, respectively.

(2) For the three and nine months ended May 31, 2001, the depreciation and amortization amount excludes $0.5 million and
$1.3 million, respectively, in deferred loan amortization that was expensed as interest. For the three and nine months ended
June 1, 2000, the depreciation and amortization amount excludes $0.2 million and $0.7 million, respectively, of deferred loan amortization that was expensed as interest.

Three months ended May 31, 2001 compared to the three months ended June 1, 2000

             Net Sales. Net sales for the three months ended May 31, 2001 decreased by $13.3 million or 11.7% to $100.2 million from $113.5 million for the three months ended June 1, 2000. The decrease in net sales is primarily the result of lower volumes of printed circuit board assemblies ("PCBA") and system assembly shipments to customers in the networking and telecommunications industries. The decline in net sales was even more significant from the previous quarter. Net sales for the three months ended May 31, 2001 decreased by $92.2 million or 47.8% from $192.2 million for the three months ended March 1, 2001. The significant decline in net sales from the three months ended March 1, 2001 is primarily the result of a significant decrease in demand from nearly all of our customers.

             Net sales attributable to foreign subsidiaries totaled $20.5 million for the three months ended May 31, 2001, compared to $33.7 million for the corresponding period of fiscal 2000. The decline in foreign subsidiary net sales is primarily the result of lower volumes of PCBA shipments from our Malaysian operation. Net sales for the three months ended May 31, 2001 included $5.7 million from our Mexican operation compared to $0.8 million for the corresponding period of fiscal 2000.

             Gross Profit. Gross profit for the three months ended May 31, 2001 decreased by $19.1 million, or 353.7%, to ($13.7) million from $5.4 million for the three months ended June 1, 2000. Gross margin for the three months ended May 31, 2001 decreased to (13.6)% of net sales from 4.7% for the comparable period of fiscal 2000. The significant decline in gross profit and gross margin are primarily the result of a significant decrease in demand from nearly all of our customers, which resulted in an $11.4 million charge to cost of goods sold for the write-down of excess and obsolete inventory to net realizable value. The $11.4 million charge to cost of goods sold includes $10.0 million related to inventory purchased for Nokia.

            As a result of a collapse in demand in the networking, telecommunication, computer and general electronics industries, many of our customers cancelled orders, changed production quantities from forecasted volumes and delayed production. These factors resulted in excess and obsolete inventory. Excess inventory represents raw material components with no customer demand within six months, while obsolete inventory represents raw material components with no customer demand at all. While our customers are contractually responsible for excess and obsolete inventory, including any loss on our sale of excess and obsolete inventory, some our customers have not complied with this responsibility on a timely basis or at all. We, for example, have commenced a lawsuit against Nokia to enforce our rights concerning, among other things, certain accounts receivable and a significant level of excess and obsolete inventory. In addition, we generally pay for inventory well in advance of receiving payment for the inventory from our customers. We attempt to sell excess and obsolete inventory in the market place. Due to the custom nature of certain excess and obsolete inventory and the excess supply of raw materials in the market place today, we anticipate that any sale of the excess and obsolete inventory will occur at a substantial discount. Since the timing of recovery from our customers of the loss on the sale of excess and obsolete inventory is uncertain, we recorded an $11.4 million charge to cost of goods sold.

             Excluding the charge for excess and obsolete inventory, gross margin for the three months ended May 31, 2001 was (2.2%). As a result of the rapidly declining demand from nearly all of our customers, nearly all of our facilities were under utilized. In response to the decline in customer demand, we reduced our manufacturing related staffing levels by over 40% since the beginning of calendar 2001. Nevertheless, our high level of fixed costs in buildings, equipment and support overhead negatively affected gross margin.

             Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three months ended May 31, 2001 increased by $0.2 million, or 3.6%, to $5.8 million from $5.6 million for the three months ended June 1, 2000.

             Write-Down of Property, Plant & Equipment and Provision for Doubtful Accounts. During the three months ended May 31, 2001, we recorded a $3.3 million charge to operating expenses related to the impairment of property, plant and equipment of our Belgian operations. During the three months ended May 31, 2001, the primary customer of the Belgian operations significantly reduced its future demand. We do not currently anticipate that future sales from the Belgian operations will improve significantly. Based on these factors, we determined that the carrying amount of fixed assets from our Belgian operations would not be recovered through its estimated and undiscounted future cash flows. The impairment is measured as the amount by which the fixed asset carrying amounts exceed their estimated fair values. The impaired assets include a building, computer software and equipment and production machinery and equipment.

             As a result of the lawsuit commenced by us against Nokia, Nokia has elected to default on the payment of certain accounts receivable. During the three months ended May 31, 2001, we recorded a provision for doubtful accounts of $2.5 million, of which $2.4 million related to Nokia due to the uncertainty as to the timing of the recovery of such amount.

             Other. Other costs for the three months ended May 31, 2001 totaled $1.1 million. During the three months ended May 31, 2001, other costs include $0.6 million in foreign currency expense, $0.4 million in financial advisory fees and $0.1 million in stock compensation expense. Other costs for the three months ended June 1, 2000 consists of $0.1 million of foreign currency expense.

             Provision for Income Taxes. Income tax expense for the three months ended May 31, 2001 was $45,000 compared to $64,000 for the three months ended June 1, 2000. The income tax expense for the three months ended May 31, 2001 resulted primarily from minimum state taxes, while the income tax expense for the corresponding period of fiscal 2000 resulted primarily from a mandatory minimum foreign income tax on our Mexican subsidiary. The effective rate of tax expense for the three months ended May 31, 2001 was 0.1% compared to 1.1% for the corresponding period of fiscal 2000. During the three months ended May 31, 2001 and June 1, 2000, a valuation allowance eliminated any income tax benefit that would have otherwise resulted from the losses. We do not provide for U.S. tax on the earnings of some of our foreign subsidiaries.

            Net Loss. For the reasons stated above, net loss for the three months ended May 31, 2001 increased by $28.0 million to a loss of $33.9 million from a loss of $5.9 million for the three months ended June 1, 2000. As a percentage of net sales, net loss for the three months ended May 31, 2001 was 33.8% compared to 5.2% for the three months ended June 1, 2000.

Nine months ended May 31, 2001 compared to the nine months ended June 1, 2000

             Net Sales. Net sales for the nine months ended May 31, 2001 increased by $180.6 million or 57.8% to $493.1 million from $312.5 million for the nine months ended June 1, 2000. The increase in net sales is primarily the result of higher volumes of PCBA and system assembly shipments in the first two quarters of fiscal 2001 to customers in the networking and telecommunications industries.

             Net sales attributable to foreign subsidiaries totaled $127.1 million for the nine months ended May 31, 2001, compared to $71.0 million for the corresponding period of fiscal 2000. The growth in foreign subsidiary net sales is primarily the result of increased PCBA shipments from our Malaysian operation. Net sales for the nine months ended May 31, 2001 includes $18.3 million from our Mexican operation compared to $0.8 million for the corresponding period of fiscal 2000.

             Gross Profit. Gross profit for the nine months ended May 31, 2001 decreased by $9.5 million, or 65.5%, to $5.0 million from $14.5 million for the nine months ended June 1, 2000. Gross margin for the nine months ended May 31, 2001 decreased to 1.0% of net sales from 4.6% for the corresponding period of fiscal 2000. During the first two quarters of fiscal 2001, gross profit increased significantly over the corresponding period of fiscal 2000, as a result of higher volumes of PCBA and system assembly shipments. However, due to a significant decline in demand from nearly all of our customers in the third quarter of fiscal 2001, we recorded an $11.7 million charge to cost of sales for excess and obsolete inventory, which more than offset the improvement in gross profit. The $11.7 million charge to cost of goods sold includes $10.0 million related to inventory purchased for Nokia.

             As a result of a collapse in demand in the networking, telecommunication, computer and general electronics industries, many of our customers cancelled orders, changed production quantities from forecasted volumes and delayed production. These factors resulted in excess and obsolete inventory. Excess inventory represents raw material components with no customer demand within six months, while obsolete inventory represents raw material components with no customer demand at all. While our customers are contractually responsible for excess and obsolete inventory, including any loss on our sale of excess and obsolete inventory, some our customers have not complied with this responsibility on a timely basis or at all. We, for example, have commenced a lawsuit against Nokia to enforce our rights concerning, among other things, certain accounts receivable and a significant level of excess and obsolete inventory. In addition, we generally pay for inventory well in advance of receiving payment for the inventory from our customers. We attempt to sell excess and obsolete inventory in the market place. Due to the custom nature of certain excess and obsolete inventory and the excess supply of raw materials in the market place today, we anticipate that any sale of the excess and obsolete inventory will occur at a substantial discount. Since the timing of recovery from our customers of the loss on the sale of excess and obsolete inventory is uncertain, we recorded an $11.7 million charge to cost of goods sold.

             Excluding the charge for excess and obsolete inventory, gross margin for the nine months ended May 31, 2001 was 3.4%. As a result of the rapidly declining demand from nearly all of our customers, nearly all of our facilities were under utilized. In response to the decline in customer demand, we reduced our temporary and full-time manufacturing related staffing levels by over 40%. Nevertheless, our high level of fixed costs in buildings, equipment and support overhead negatively affected gross margin.

             Selling, General and Administrative Expenses. SG&A for the nine months ended May 31, 2001 increased by $1.9 million, or 10.6%, to $19.8 million from $17.9 million for the nine months ended June 1, 2000. The increase for the nine months ended May 31, 2001 is primarily due to additional staffing costs incurred during the first six months of fiscal 2001 to support our revenue growth over that same period.

             Write-Down of Property, Plant & Equipment and Provision for Doubtful Accounts. During the nine months ended May 31, 2001, we recorded a $3.3 million charge to operating expenses related to the impairment of property, plant and equipment of our Belgian operations. During the nine months ended May 31, 2001, the primary customer of the Belgian operations significantly reduced its future demand. We do not currently anticipate that future sales from the Belgian operations will improve significantly. Based on these factors, we determined that the carrying value of fixed assets from our Belgian operations would not be recovered through its estimated and undiscounted future cash flows. The impairment charge is measured as the amount by which the fixed asset carrying amounts exceed their estimated fair values. The impaired assets include a building, computer software and equipment and production machinery and equipment.

             As a result of the lawsuit commenced by us against Nokia, Nokia has elected to default on the payment of certain accounts receivable. During the nine months ended May 31, 2001, we recorded a provision for doubtful accounts of $2.7 million, of which $2.4 million related to Nokia due to the uncertainty as to the timing of the recovery of such amount.

             Other. Other costs for the nine months ended May 31, 2001 totaled $2.0 million. During the nine months ended May 31, 2001, other costs include $0.8 million of costs incurred in anticipation of a public offering of our common stock. As a result of a significant change in market conditions and a significant decline in sales and profitability in the third quarter of fiscal 2001, we suspended efforts to effect a public offering of our common stock. Other costs for the nine months ended May 31, 2001 also include $0.5 million in foreign currency expense, $0.4 million in financial advisory fees and $0.3 million in stock compensation expense. Other costs for the nine months ended June 1, 2000 consists of $0.2 million in foreign currency expense.

             Provision for Income Taxes. Income tax expense for the nine months ended May 31, 2001 was $95,000 compared to $94,000 for the nine months ended June 1, 2000. The income tax expense for each period resulted primarily from a mandatory minimum foreign income tax on our Mexican subsidiary and minimum state taxes. The effective rate of tax expense for the nine months ended May 31, 2001 was 0.2% compared to 0.5% for the corresponding period of fiscal 2000. During the nine months ended May 31, 2001 and June 1, 2000, a valuation allowance eliminated any income tax benefit that would have otherwise resulted from the losses. We do not provide for U.S. tax on the earnings of some of our foreign subsidiaries.

             Extraordinary Loss. During the nine months ended May 31, 2001, the early repayment of certain loans from shareholders resulted in a $0.4 million extraordinary loss for the unamortized portion of a debt discount.

             Net Loss. For the reasons stated above, net loss for the nine months ended May 31, 2001 increased by $25.7 million to a loss of $45.7 million from a loss of $20.0 million for the nine months ended June 1, 2000. As a percentage of net sales, net loss for the nine months ended May 31, 2001 was 9.3% compared to 6.4% for the nine months ended June 1, 2000.

Current Market and Business Conditions

             Our business depends on the market acceptance and demand for the products we build for our customers, who primarily serve the data communications, telecommunications and computer/memory module industries. During the second quarter of fiscal 2001 and continuing into the third quarter of fiscal 2001, many sectors of the telecommunications, networking and computer/memory module industries experienced both a substantial reduction in demand and a reduced predictability of demand for their products. As a result, we experienced a significant deterioration in demand from nearly all of our customers, which had a significant adverse effect on our sales and profitability for the three months ended May 31, 2001. We currently anticipate that this will continue to have a significant adverse effect on our sales and profitability in the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. In response to these conditions, we have reduced our temporary and full-time manufacturing related staffing levels by nearly 40% in calendar 2001 and we continue to evaluate our cost structure.

             We also depend on a relatively small number of customers for a significant portion of our net sales. Our three largest customers for the three months ended May 31, 2001 were Cisco Systems, Extreme Networks and Nokia, which represented approximately 26.0%, 13.0% and 12.1%, respectively, of our net sales. During the third quarter of fiscal 2001, we substantially completed disengagement with Nokia. Subsequent to May 31, 2001, we have also received notification from Cisco of their intent to reduce the number of contract manufacturers on which they rely and to disengage with us. We are currently in the process of negotiating a disengagement agreement and anticipate completing manufacturing services for Cisco sometime before the end of calendar 2001. We anticipate that the loss of Cisco will require us to restructure our operations and, in the near-term, have a material adverse effect on our financial condition and results of operations. Although the loss of Cisco and Nokia will have a significant adverse effect on our near-term sales and profitability, we have attracted several new customers throughout fiscal 2000 and 2001 in an attempt to diversify our customer base and reduce our reliance on any particular customer. These new customers are primarily in the RF (wireless), optical and/or digital networking industries.

Liquidity and Capital Resources

             We face severe near-term liquidity problems. As a result of a collapse in demand in the networking, telecommunication, computer and general electronics industries, many of our customers cancelled orders and delayed production. The significant deterioration in demand from nearly all of our customers has resulted in excess and obsolete inventory, overadvances on our revolving credit facility and cash flows insufficient to meet a covenant requirement at May 31, 2001 under the Amended and Restated Credit Facility (See Note 8 "Debt"). As of May 31, 2001, the outstanding balance of our revolving credit facility exceeded the amount available to borrow by $8.9 million, as determined by collateral advance rates under the Amended and Restated Credit Facility. Our overadvances on the revolving credit facility and non-compliance with a covenant requirement have created events of default under the Amended and Restated Credit Facility.

             A significant factor affecting our liquidity, including our need to borrow in excess of amounts available to borrow under the revolving credit facility, is excess and obsolete inventory created when customers cancelled orders and delayed production. While our customers are contractually responsible for excess and obsolete inventory, including any loss on our sale of excess and obsolete inventory, some our customers have not complied with this responsibility on a timely basis or at all. We, for example, have commenced a lawsuit against Nokia to enforce our rights concerning, among other things, certain accounts receivable and a significant level of excess and obsolete inventory. In addition, we generally pay for inventory well in advance of receiving payment for the inventory from our customers. During the three months ended May 31, 2001, we sold $24.9 million in excess and obsolete inventory to our customers and, subsequent to May 31, 2001, received purchase commitments from our customers, subject to certain terms and conditions, for an additional $15.0 million of excess and obsolete inventory.

             Our overadvances on the revolving credit facility and non-compliance with a covenant requirement have created events of default under the Amended and Restated Credit Facility. Pursuant to a letter agreement dated June 29, 2001, the revolving credit facility was reduced to $52 million from $70 million. In addition, the Credit Facility Lenders have indicated a willingness to forbear from exercising through July 31, 2001, the remedies available to them due to the events of default and to advance certain amounts in excess of amounts available to borrow under the Amended and Restated Credit Facility. We are currently in discussions with the Credit Facility Lenders concerning such a forbearance agreement. As currently contemplated, the forbearance agreement would contain certain terms and provisions, including the implementation of certain maximum overadvance amounts and our pledge of assets and common stock of certain foreign subsidiaries. If we do not meet the terms and conditions of any forbearance agreement, the forbearance could be revoked by the Credit Facility Lenders before July 31, 2001. There can be no assurance that any forbearance agreement will be entered into or as to the terms of any such forbearance agreement. The Company has also had conversations with the Credit Facility Lenders regarding the possible need to extend any forbearance period beyond July 31, 2001. There can be no assurance that the Credit Facility Lenders will be willing to extend any forbearance period beyond July 31, 2001.

             We have engaged Credit Suisse First Boston Corporation as a financial advisor to assist us in evaluating various alternatives to improve our liquidity, including a possible merger or sale of the Company or its assets, raising additional equity capital or restructuring our debt. Currently, we are in conversation with several potential acquirers. However, there is no assurance that such conversations will continue, that any such conversations will result in a definitive agreement or, if a definitive agreement is reached, what the terms of any such agreement would be. Further, given the limited duration of the forbearance agreement, there is no assurance that we will be able to implement a merger or sale of the Company or its assets, obtain additional funds or restructure our debt without seeking protection under the United States Bankruptcy Code. If a sale of the Company or its assets were to occur, we anticipate that the proceeds from such a sale may not be sufficient to repay all of the Company's debt, including the Company's senior debt and fixed and floating rate subordinated notes, or yield any distribution on Redeemable Preferred Stock, Preferred Stock and Common Stock. We do not intend to make any further comments regarding a merger or sale of the Company or its assets until we have entered into a definitive agreement or all such conversations have been terminated.

            The Credit Facility Lenders could demand that all amounts outstanding under the Amended and Restated Credit Facility, including accrued interest, become immediately due and payable. As of May 31, 2001, our outstanding balance under the Amended and Restated Credit Facility was $99.9 million, all of which is classified as a current obligation. A demand for immediate payment of amounts outstanding under the Amended and Restated Credit Facility would also constitute an event of default under our fixed rate and floating rate subordinated notes if such demand is not rescinded, annulled or otherwise cured within 20 days of our receipt of such demand. We anticipate that we will not be able or permitted by our Credit Facility Lenders to make a September 1, 2001 interest payment on our fixed rate and floating rate subordinated notes, which will result in an event of default thereunder if not cured within 30 days. The outstanding balance of our fixed rate and floating rate subordinated notes, which totaled $175.0 million at May 31, 2001, is also classified as a current obligation due to the aforementioned circumstances.

             During the first nine months of fiscal 2001, net cash consumed by operating activities was $42.7 million. Net cash used by investing activities was $11.8 million and net cash provided by financing activities was $54.5 million. Exchange rate changes had a nominal effect on cash. Net cash used by investing activities during the first nine months of fiscal 2001 primarily consisted of capital expenditures for facility upgrades and expansion of manufacturing capacity in Nampa, Idaho, Monterrey, Mexico and San Jose, California. Net cash generated from financing activities resulted from net borrowings under our Amended and Restated Credit Facility, dated September 29, 2000.

             The cash consumed by operations of $42.7 million was primarily due to a decrease in accounts payable, offset in part by decreases in accounts receivable and inventory. As of May 31, 2001, accounts receivable decreased $17.9 million from August 31, 2000, primarily due to a significant decrease in sales in the three months ended May 31, 2001 compared to the three months ended August 31, 2000. As of May 31, 2001, inventory decreased by $15.1 million from August 31, 2000. As of May 31, 2001, accounts payable decreased by $47.5 million due to a decline in inventory purchases, which resulted from the decline in sales. During the nine months ended May 31, 2001, we also repaid a $5.0 million advance from a customer.

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

We are currently in default under our Amended and Restated Credit Facility. If we are unable to find a solution to our liquidity problems, all amounts outstanding under our Amended and Restated Credit Facility could become due and payable on demand. A demand for payment by the Credit Facility Lenders would also accelerate full payment of our subordinated debt.

             We face severe near-term liquidity problems. As a result of a collapse in demand in the networking, telecommunication, computer and general electronics industries, many of our customers cancelled orders and delayed production. The significant deterioration in demand from nearly all of our customers has resulted in excess and obsolete inventory, overadvances on the revolving credit facility and cash flows insufficient to meet a covenant requirement at May 31, 2001 under the Amended and Restated Credit Facility. As of May 31, 2001, the outstanding balance of our revolving credit facility exceeded the amount available to borrow by $8.9 million, as determined by collateral advance rates under the Amended and Restated Credit Facility. Our overadvances on the revolving credit facility and non-compliance with a covenant requirement created events of default under the Amended and Restated Credit Facility.

             A significant factor affecting our liquidity problems, including our need to borrow in excess of amounts available to borrow under the facility, is excess and obsolete inventory that has resulted from the deterioration in customer demand. While our customers are contractually responsible for excess and obsolete inventory, including any loss on our sale of excess and obsolete inventory, some our customers have not complied with this responsibility on a timely basis or at all. We, for example, have commenced a lawsuit against Nokia to enforce our rights concerning, among other things, certain accounts receivable and a significant level of excess and obsolete inventory. In addition, we generally pay for inventory well in advance of receiving payment for the inventory from our customers. During the three months ended May 31, 2001, we sold $24.9 million in excess and obsolete inventory to our customers and, subsequent to May 31, 2001, received purchase commitments from our customers, subject to certain terms and conditions, for an additional $15.0 million of excess and obsolete inventory.

             Our overadvances on the revolving credit facility and non-compliance with a covenant requirement have created events of default under the Amended and Restated Credit Facility. Pursuant to a letter agreement dated June 29, 2001, the revolving credit facility was reduced to $52 million from $70 million. In addition, the Credit Facility Lenders have indicated a willingness to forbear through July 31, 2001 from exercising the remedies available to them due to such events of default and to advance certain amounts in excess of amounts available to borrow under the Amended and Restated Credit Facility. We are currently in discussions with the Credit Facility Lenders concerning such a forbearance agreement. As currently contemplated, the forbearance agreement would contain certain terms and provisions, including the implementation of certain maximum overadvance amounts and our pledge of assets and common stock of our foreign subsidiaries. If we do not meet the terms and conditions of any forbearance agreement, the forbearance could be revoked by the Credit Facility Lenders before July 31, 2001. There can be no assurance that any forbearance agreement will be entered into or as to the terms of any such forbearance agreement. The Company has also had conversations with the Credit Facility Lenders regarding the possible need to extend any forbearance period beyond July 31, 2001. There can be no assurance that the Credit Facility Lenders will be willing to extend any forbearance period beyond July 31, 2001.

             We have engaged Credit Suisse First Boston Corp as a financial advisor to us in assist in evaluating various alternatives to improve our liquidity, including a possible merger or sale of the Company or its assets, raising additional equity capital or restructuring our debt. Currently, we are in conversation with several potential acquirers. However, there is no assurance that such conversations will continue, that any such conversations will result in a definitive agreement or, if a definitive agreement is reached, what the terms of any such agreement would be. Further, given the limited duration of the forbearance agreement, there is no assurance that we will be able to implement a merger or sale of the Company or its assets, obtain additional funds or restructure our debt without seeking protection under the United States Bankruptcy Code. If a sale of the Company or its assets were to occur, we anticipate that the proceeds from such a sale may not be sufficient to repay all of the Company's debt, including the Company's senior debt and fixed and floating rate subordinated notes, or yield any distribution on Redeemable Preferred Stock, Preferred Stock and Common Stock. We do not intend to make any further comments regarding a merger or sale of the Company or its assets until we have entered into a definitive agreement or all such conversations have been terminated.

            The Credit Facility Lenders could demand that all amounts outstanding under the Amended and Restated Credit Facility, including accrued interest, become immediately due and payable. As of May 31, 2001, our outstanding balance under the Amended and Restated Credit Facility was $99.9 million, all of which is classified as a current obligation. A demand for immediate payment of amounts outstanding under the Amended and Restated Credit Facility would also constitute an event of default under our fixed rate and floating rate subordinated notes if such demand is not rescinded, annulled or otherwise cured within 20 days of our receipt of such demand. We anticipate that we will not be able or permitted by our Credit Facility Lenders to make a September 1, 2001 interest payment on our fixed rate and floating rate subordinated notes, which will result in an event of default thereunder if not cured within 30 days. The outstanding balance of our fixed rate and floating rate subordinated notes, which totaled $175.0 million at May 31, 2001, is also classified as a current obligation due to the aforementioned circumstances.

The terms of our indebtedness agreements significantly restrict our operations.

             The terms of our indebtedness agreements restrict, among other things, our ability to incur additional indebtedness, pay dividends or make other restricted payments, consummate asset sales, enter into transactions with affiliates, merge, consolidate or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. We are also required to maintain specified financial ratios and satisfy financial condition tests, which further restrict our ability to operate as we choose. Substantially all our assets and those of our subsidiaries are pledged as security under our senior credit facility. A significant deterioration in demand from nearly all of our customers has resulted in excess and obsolete inventory, overadvances on our revolving credit facility and cash flows insufficient to a covenant requirement at May 31, 2001 under the Amended and Restated Credit Facility. As of May 31, 2001, the outstanding balance of the revolving credit facility exceeded amounts available to borrow under that facility by $8.9 million, as determined by collateral advance rates under the Amended and Restated Credit Facility. Our overadvances on the revolving credit facility and non-compliance with a covenant requirement have created events of default under the Amended and Restated Credit Facility. See Management Discussion and Analysis of Financial Condition and Results of Operations -- "Liquidity and Capital Resources."

Although we have hired a financial advisor to assist us in evaluating alternatives to improve our liquidity, a sale of the Company is not assured.

             Although we have engaged the services of Credit Suisse First Boston Corp to assist us in evaluating alternatives to improve our liquidity, one of which includes a possible sale of the Company or its assets, there is no assurance that we will be able to find a buyer for the Company or its assets without seeking protection under the United States Bankruptcy Code. If a sale of the Company or its assets were to occur, we anticipate that the proceeds from such a sale may not be sufficient to repay all of the Company's debt, including the Company's senior debt and fixed and floating rate subordinated notes, or yield any distribution on Redeemable Preferred Stock, Preferred Stock and Common Stock.

A small number of major customers accounts for most of our net sales, and the loss of any of these customers has and will likely continue to harm us.

             We depend on a relatively small number of customers for a significant portion of our net sales. Our three largest customers for the three months ended May 31, 2001 were Cisco Systems, Extreme Networks and Nokia, which represented approximately 26.0%, 13.0% and 12.1%, respectively, of our net sales. Our two largest customers for the nine months ended May 31, 2001 were Cisco Systems and Extreme Networks, which represented approximately 38.3% and 19.2%, respectively, of our net sales. In addition, our ten largest customers for the three and nine months ended May 31, 2001 accounted for approximately 84.6% and 88.8%, respectively, of our net sales. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our net sales.

             During the third quarter of fiscal 2001, we substantially completed disengagement with Nokia. Subsequent to May 31, 2001, we also received notification from Cisco of their intent to reduce the number of contract manufacturers on which they rely and to disengage with us. We are currently in the process of negotiating a disengagement agreement and anticipate completing manufacturing services for Cisco sometime before the end of calendar 2001. We anticipate that the loss of Cisco will require us to restructure our operations and, in the near-term, have a material adverse effect on our financial condition and results of operations. Although the loss of Cisco and Nokia will have a significant adverse effect on our near-term sales and profitability, we have attracted several new customers throughout fiscal 2000 and 2001 in an attempt to diversify our customer base and reduce our reliance on any particular customer. These new customers are primarily in the RF (wireless), optical or digital networking industries.

             As we have experienced with Cisco and Nokia, our major customers may not continue to purchase products and services from us at current levels or at all. Due to recent market conditions, we have experienced a significant deterioration in demand from nearly all of our customers. In the past we have lost and in the future we could lose customers for a variety of reasons, including the acquisition of our customers by third parties, product discontinuation and customers' shifting of production to internal facilities or to our competitors. We may not be able to expand our customer base to make up any sales shortfalls. Our attempts to diversify our customer base and reduce our reliance on particular customers may not be successful. If we are unable to adequately expand our customer base to make up the resulting sales shortfalls, our net sales and profitability would likely decline.

Our net sales and operating results have and will likely continue to fluctuate.

             Our net sales and operating results have fluctuated and will likely continue to fluctuate significantly from quarter to quarter. We generally receive purchase orders from customers for products to be shipped during the ensuing 60 to 90 days. Accordingly, our net sales in any given quarter depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. Further, our level of net sales in a given quarter may depend on assemblies configured, completed, packaged and shipped in the final weeks of such quarter. Our operating results will likely fluctuate in the future as a result of many factors, including:

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

             We base our operating expenses on anticipated revenue levels and a high percentage of our operating expenses are relatively fixed. We often increase staffing, purchase materials and incur other expenses to meet the anticipated demand of our customers. Anticipated orders may not materialize, and delivery schedules may be deferred as a result of changes in demand for our customers' products. As a result, any unanticipated shortfall in revenue in a quarter has and is likely to adversely affect our operating results for that quarter. Also, changes in our product assembly mix may cause our margins to fluctuate, which could negatively impact our results of operations for that period. Our results in any period should not be considered indicative of the results to be expected in any future period.

Our business is generally based upon short-term purchase orders with our customers. Cancellations, reductions or delays in customer orders have and will likely continue to have an adverse affect on our net sales and profitability.

             We generally obtain short-term purchase orders or commitments from our customers, rather than long-term contracts. As a result of a collapse in demand in the networking, telecommunication, computer and general electronics industries, many of our customers cancelled orders, changed production quantities from forecasted volumes and delayed production. These factors resulted in excess and obsolete inventory. Excess inventory represents raw material components with no customer demand within six months, while obsolete inventory represents raw material components with no customer demand at all. While our customers are contractually responsible for excess and obsolete inventory, including any loss on our sale of excess and obsolete inventory, some our customers have not complied with this responsibility on a timely basis or at all. We, for example, have commenced a lawsuit against Nokia to enforce our rights concerning, among other things, certain accounts receivable and a significant level of excess and obsolete inventory. In addition, we generally pay for inventory well in advance of receiving payment for the inventory from our customers. We attempt to sell excess and obsolete inventory in the market place. Due to the custom nature of certain excess and obsolete inventory and the excess supply of raw materials in the market place today, we anticipate that any sale of the excess and obsolete inventory will occur at a substantial discount. Since the timing of recovery from our customers of the loss on the sale of excess and obsolete inventory is uncertain, we recorded an $11.4 million charge to cost of goods sold in the three months ended May 31, 2001. The $11.4 million charge to cost of goods sold includes $10.0 million related to inventory purchased for Nokia.

Adverse changes in the companies or industries we serve, including reduced demand for our services, has and will likely continue to cause our net sales and profitability to decline.

             Our business depends on the market acceptance and demand for the products we build for our customers, who primarily serve the data communications, telecommunications and computer/memory module industries, which are characterized by intense competition, relatively short product life cycles, significant fluctuations in product demand and recessionary periods. These industries and our customers' products are generally subject to rapid technological change and product obsolescence. If any of these factors or other factors reduce demand for our customers' products, our net sales and profitability would likely be negatively affected. Recently, many sectors of the telecommunications, networking and computer/memory module industries have experienced both a substantial reduction in demand and reduced predictability of demand for their products. As a result, we experienced a significant deterioration in customer demand, which had a significant adverse affect on our sales and profitability. The significant deterioration in customer demand is expected to continue into the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002.

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

We have a recent history of net losses and will experience further losses in the future.

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

             Our future success largely depends on the skills and efforts of our executive management and our engineering, program management, procurement, manufacturing and sales employees. Our future success will also require us to attract, motivate, train and retain additional skilled and experienced personnel. We face intense competition for such personnel. Deteriorating market conditions and our financial condition have resulted in and may continue to result in a loss of key personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

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

             The functional currency of the Company's Belgian, Malaysian and Mexican operations are the Belgium franc, Malaysian ringgit and U.S. dollar, respectively. Fixed assets for the Belgian and Malaysian operations are denominated in each entity's functional currency and translation gains or losses will occur as the exchange rate between the local functional currency and the U.S. dollar fluctuates on each balance sheet reporting date. The Company's financial performance may be adversely impacted by changes in exchange rates between these currencies and the U.S. dollar. The Company's equity investment in Malaysia and a portion of its investment in Belgium are long-term in nature and, therefore, any translation adjustments are shown as a separate component of shareholders' equity and do not affect the Company's net loss. The Company's cumulative translation losses as of May 31, 2001, were $2.2 million and $0.2 million for the Malaysian and Belgian operations, respectively. An additional risk is that certain working capital accounts, such as accounts receivable and accounts payable, including inter-company accounts, are denominated in currencies other than the functional currency and may give rise to exchange gains or losses upon settlement or at the end of any financial reporting period. Certain direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are denominated in the local currencies. Transaction gains and losses are reflected in the Company's net loss. The Company's transaction losses for the quarter ended May 31, 2001 were $0.5 million and $0.1 million for the Belgian and Mexican operations, respectively. The Company's transaction losses for the nine months ended May 31, 2001 were $0.4 million and $0.1 million for the Belgian and Mexican operations, respectively. There were no significant transaction gains or losses for the Malaysian operations during these same periods. In September 1998, the Malaysian government imposed currency control measures which, among other things, fixed the exchange rate between the U.S. dollar and the Malaysian ringgit and made it more difficult to repatriate the Company's investments. The Company attempts to minimize the impact of exchange rate volatility by entering into U.S. dollar denominated transactions whenever possible for purchases of raw materials and capital equipment and by keeping minimal cash balances of foreign currencies. As exchange rates fluctuate, the Company will continue to experience translation and transaction adjustments related to its investments in Belgium, Malaysia and Mexico, which could have a material and adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As of May 31, 2001, we had $275.8 million of total debt outstanding, of which $129.9 million is floating interest rate borrowings and is subject to periodic adjustments. As interest rates fluctuate, we may experience interest expense increases that may materially impact financial results. For example, if interest rates were to increase or decrease by 1% the result would be an annual increase or decrease of approximately $1.3 million to interest expense.

             We use the U.S. dollar as our functional currency, except for our operations in Belgium, Malaysia and Mexico. Direct labor, manufacturing overhead, and selling, general and administrative costs of the international operations are denominated in the local currencies. We have evaluated the potential costs and benefits of hedging potential adverse changes in the exchange rates between U.S. dollar, Belgian Franc, Malaysian Ringgit and Mexican Peso. Currently, we do not enter into derivative financial instruments because a substantial portion of our sales in these foreign operations are in U.S dollar. The assets and liabilities of the Belgian, Malaysian and Mexican operations are translated into U.S. dollars at an exchange rates in effect at the period end date. Income and expense items are translated at the year-to-date average rate. Aggregate transaction losses included in net loss for the three and nine months ended May 31, 2001 were $0.6 million and $0.5 million, respectively.

PART II    OTHER INFORMATION

ITEM 6.   EXHIBITS

(a)     The following are filed as part of this report:

Exhibit	Description

10.12	Employment Agreement, dated as of June 14, 2001, by and between MCMS, Inc. and Angelo Ninivaggi

10.30	Form of Retention Agreement between MCMS, Inc. and Certain Key Employees

10.31	MCMS, Inc. CIC Severance Plan for Eligible Key Employees

10.32

June 29, 20001 Amendment to the Amended and Restated Revolving Credit, Equipment
   Loan, Term Loan and Security Agreement dated as of September 29, 2000, by and among MCMS, Inc. and PNC Bank , as agent and co-lead arranger, and Lehman
   Commercial Paper Inc., as agent for Term Loan B Lenders.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following duly authorized person has signed this report on behalf of the registrant.
MCMS, Inc.
(Registrant)

Date: July 13, 2001	By: /s/ Chris J. Anton
Executive Vice President, Finance and Chief
Financial Officer (Principal Financial
Officer and Accounting Officer)

INDEX